Form 10-K
period 1995-12-31
KRANZCO REALTY TRUST
filed 1996-03-19
CIK 889427

 SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the fiscal year ended December 31, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from ____ to ____

Commission File Number 1-11478

KRANZCO REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND
(State of incorporation)

23-2691327
(I.R.S. employer identification no.)

128 FAYETTE STREET, CONSHOHOCKEN, PA 19428
(Address of principal executive offices)

(610) 941-9292
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE
(Title of Class)

NEW YORK STOCK EXCHANGE
(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $156 million based on the closing price on the New York Stock Exchange for such stock on March 13, 1996.

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST OUTSTANDING WAS 10,322,858 AS OF MARCH 13, 1996.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 1996 Kranzco Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on June 5, 1996 are incorporated by reference into Part III.

TABLE OF CONTENTS

                                                                    Form 10-K
 Item No.                                                          Report Page

PART I

1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7
3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .       8
4.  Submission of Matters to a Vote of Security Holders . . . . . . .       8

PART II

5.  Market for the Registrant's Common Equity and Related
      Shareholder Matters  . . . . . . . . . . . . . . . . . . . . .        9
6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . .       9
7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . . .         11
8.  Financial Statements and Supplementary Data . . . . . . . . . .         16
9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosures . . . . . . . . . . . . .        16

PART III

10. Director and Executive Officers of the Registrant . . . . . . .         17
11. Executive Compensation  . . . . . . . . . . . . . . . . . . . .         17
12. Security Ownership of Certain Beneficial Owners and
      Management  . . . . . . . . . . . . . . . . . . . . . . . . .         17
13. Certain Relationships and Related Transactions . . . . . . . . .        17

PART IV

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K ,
      Property Table  . . . . . . . . . . . . . . . . . . . . . . .         17

PART  I

ITEM 1.     BUSINESS

(a) General Development of Business

Kranzco Realty Trust (the "Trust") was formed on June 17, 1992 as a Maryland real estate investment trust ("REIT").

On November 19, 1992, the Trust consummated an initial public offering (the "IPO") of 6,400,000 of its common shares of beneficial interest (the "Shares").
 On December 15, 1992, the Trust sold an additional 361,900 Shares as a result of the exercise of the over-allotment option granted to the underwriters in connection with the IPO.

On October 7, 1993, the Trust consummated a second public offering (the "Second Offering") of 2,200,000 Shares. On November 3, 1993, the Trust sold an additional 50,000 Shares as a result of the exercise of the over-allotment option granted to the underwriters in connection with the Second Offering.

The Trust and its consolidated subsidiaries are hereinafter referred to as the "Company".

(b) Developments During the 1995 Fiscal Year

In April 1995, the Company acquired five community shopping centers in the Washington, D.C. area aggregating approximately 680,000 square feet of gross leasable area "GLA". The total purchase price for the centers was approximately $49.3 million, payable approximately $1 million in cash, approximately $11.2 million by the issuance of shares of the Company's non-voting Series A Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $.01 par value per share (the "Preferred Shares"), and $37.1 million by the assumption of existing mortgage indebtedness. As of December 31, 1995, these centers had an aggregate occupancy rate of approximately 86%. Major tenants at the centers include Giant Food, Peebles department store, CVS, G.C. Murphy and Shopper's Food Warehouse. Acquisition of the centers increased the amount of leasable square footage owned by the Company to approximately 5.7 million at December 31, 1995 from approximately 5 million at December 31, 1994. See Item 2 of this Annual Report on Form 10-K for certain information relating to these five shopping centers.

During 1995, the Company also completed significant renovation and/or expansion projects with respect to Collegetown Shopping Center, in Glassboro, New Jersey and Park Hills Plaza in Altoona, Pennsylvania. The completion of these projects helped maintain the Company's properties' overall leased percentage at approximately 93% at December 31, 1995, which was the same overall leased percentage of the Company's properties in 1994.

With respect to Collegetown Shopping Center, the project included the expansion of the center by approximately 20,000 square feet of GLA, capital improvements and reconfiguration of existing space. The formal completion of the renovation program in November 1995 was marked with the simultaneous openings of the new Pep Boys anchor store and the opening of the expanded Acme store. Previously, in July 1995, Payless Shoesource opened a newly constructed free-standing store.

The renovation project at Park Hills Plaza, completed during 1994, included significant reconfiguration of existing space to meet the needs of existing and new tenants. In 1995, the remaining vacant space of 38,500 square feet of GLA was leased to Superpetz, Inc. (25,700) and Goodwill Industries (12,800). The addition of the new tenants resulted in an increase in the leased percentage at the center to 100% at December 31, 1995 from approximately 85% at December 31, 1994.

During 1995, three of the Company's anchor tenants, Bradlees, Caldor and Jamesway filed for bankruptcy under Chapter 11 of the bankruptcy code. The Company has three Bradlees stores, three Caldor stores and two Jamesway stores. In general, in a Chapter 11 proceeding, the tenant is required to pay the full rental to the landlord for the store on a current basis.

The Bradlees stores are located in Bethlehem, Pennsylvania, Whitehall, Pennsylvania and Groton, Connecticut and are approximately 85,899, 85,120 and 85,120 square feet, respectively. Stop & Shop Companies, Inc. is primarily liable under all three leases. The Company believes that these three leases are at or below market rental rates and, therefore, the Company would not have significant difficulty in releasing these stores if the leases were rejected. The average rent paid by Bradlees for these locations is approximately $6.50 per square foot.

The Caldor stores are located in Towson, Maryland, Bristol, Pennsylvania and Hamilton Township, New Jersey and are approximately 94,600, 113,160 and 119,935 square feet, respectively. The Towson lease is guaranteed by The May Company. The Company believes that these three leases are at or below market rental rates and, therefore, the Company would not have significant difficulty in releasing these stores if the leases were rejected. The average rent paid by Caldor for these locations is approximately $6.15 per square foot.

The Jamesway stores are located in Phoenixville, Pennsylvania and Bradford, Pennsylvania and are approximately 60,138 and 76,000 square feet, respectively. Jamesway has disaffirmed the leases on these stores effective February 29, 1996.The Company believes that these two leases were below market rental rates and, therefore, the Company will not have significant difficulty in releasing these stores. The average rent paid by Jamesway for these locations was approximately $2.60 per square foot.

The Company has started discussions with possible replacement tenants for the Jamesway stores and the Caldor and Bradlees stores in the eventuality that a replacement tenant is needed in one or more locations.

(c) Financial Information About Industry Segments

The Company is in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of neighborhood and community shopping centers. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

(d) Narrative Description of Business

General   At March 13, 1996, the Company owned and operated 38 neighborhood and community shopping centers (the "Properties") aggregating approximately 5.7 million square feet of GLA located in Connecticut, Maryland, New Jersey, New York, Pennsylvania, Rhode Island and Virginia.

The Company is self-administered and self-managed and does not engage or pay a REIT advisor because the Company provides management, leasing, accounting, design and construction expertise through its own personnel or, where appropriate, through outside professionals.

The Company's executive offices are located at 128 Fayette Street, Conshohocken, Pennsylvania 19428 and its telephone number is (610) 941-9292.

Operating Strategies   The Company's operating strategies are to:  (i)
focus on the neighborhood and community shopping center business; (ii) actively manage its properties (in a manner consistent with the REIT tax rules) for long-term cash flow growth and capital appreciation; (iii) increase occupancy at its properties by capitalizing on management's reputation and long-standing relationships with national tenants and extensive experience in marketing to local tenants, as well as the negotiating leverage inherent in a large portfolio of properties; (iv) maintain, renovate, expand and reconfigure its properties; (v) optimize the mix of tenants in each shopping center as that center's lease expiration schedule, physical configuration, changing competitive position and trade area dictate; (vi) develop or ground lease the parcels ("Out-Parcels") of vacant land existing at its properties for use as restaurants, banks, auto centers, cinemas or other facilities; (vii) benefit from economies of scale by spreading overhead expenses over a larger asset base; and (viii) manage and/or lease real estate properties for third parties to generate additional income (within the limitations of REIT income requirements) and to provide opportunities to acquire other real estate properties.

Acquisition Strategies/Investment Strategies   The Company intends to make
acquisitions in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") applicable to REITs and related regulations with respect to the composition of the Company's portfolio and the derivation of income unless, because of circumstances or changes in the Code (or any related regulation), the trustees (the "Trustees") of the Company determine that it is no longer in the best interests of the Company to qualify as a REIT. The Company's acquisition strategies are to: (i) exploit today's favorable climate for the purchase of neighborhood and community shopping centers by buyers, such as the Company, which, due to their low level of existing indebtedness, anticipated high ratio of cash flows to debt service and expected access to the public equity and debt markets, have access to capital; and (ii) acquire quality properties which have been over leveraged or need replacement anchor stores where the Company's expected ability to obtain financing to fund tenant and other necessary improvements, and its management's leasing expertise can enhance value. The Company does not intend to invest in excess of 15% of its assets in any single property.

The Company will generally acquire 100% fee simple or leasehold interests in real property consistent with the Company's acquisition strategies set forth above. However, the Company may make equity investments through joint ventures with developers, owners or other persons which may provide for, among other terms, (i) a cumulative preference as to cash distributions; (ii) a participation in net cash flows from operations; and (iii) a participation in the appreciation of the value of the underlying real property. The Company contemplates that it would maintain at least equal control over the underlying real property to be operated by any joint venture (including possibly the day-to-day management of the real property) and additional investments in or sale or financing of such underlying real property. The Company may also acquire investments in real property through issuance of debt or equity securities in exchange for investments or by such other methods as the Trustees deem to be in the best interests of the Company.

Financing Strategies   The Company intends to maintain a conservative ratio of
debt to estimated value of the Company's real estate assets (as determined by the Trustees, taking into consideration the tenants in occupancy, gross rental revenues, geographic location and other factors affecting the value of the Company's properties) ("Debt Ratio") of not more than 50%. At December 31, 1995, the Company had a Debt Ratio of approximately 47% and a ratio of debt to total market capitalization, based upon the closing price of the Company's stock on the New York Stock Exchange as of December 31, 1995, of approximately 57%. The Company intends to finance acquisitions with the most appropriate sources of capital, as determined by the Trustees, which may include available cash flows from operations, the issuance of equity securities, the sale of investments and, within the debt guidelines described above, bank and other institutional borrowings and the issuance of debt securities. Future borrowings by the Company for acquisitions may be either on a secured or unsecured basis.

In this regard, in addition to the $100 million borrowing (the "Mortgage
Loan") from KRT Mortgage Securities Trust, which is secured by mortgages on 21 of the Company's properties, the Company has obtained two credit facilities (collectively, the "Credit Facilities") from Nomura Asset Capital Corporation, each of which expire June 30, 1996. One of the Credit Facilities is a $50 million credit facility (the "Acquisition Credit Facility") under which the Company may borrow, subject to customary conditions, funds to finance acquisitions of shopping center properties and tenant improvements, as the case may be. As of March 13, 1996, the outstanding principal balance of $23,000,000 was secured by first mortgage liens on Suburban Plaza, 69th Street Drug Emporium Plaza, Street Road Plaza and Anneslie Shopping Center and are payable on June 30, 1996. The other credit facility is a $7 million line (the "Working Capital Credit Facility") under which the Company may borrow, subject to customary conditions, funds for working capital purposes. Borrowings under the Working Capital Credit Facility are secured by first mortgage liens on the Best Plaza Shopping Center and the MacArthur Road Plaza Shopping Center. As of March 13, 1996, the Company had drawn down the full amount available for borrowings under the Working Capital Credit Facility.

In February 1995, the Company obtained a $1.0 million unsecured credit facility which is renewable annually from Corestates Bank, N.A. (the "Corestates Facility"). Amounts borrowed under the line of credit bear interest at the bank's prime rate. As of December 31, 1995, the Company had borrowed $500,000 under the Corestates Facility. The facility matures on June 30, 1996.

Operating Practices   Virtually all operating and administrative functions,
such as leasing, data processing, maintenance, finance, accounting, construction and legal, are centrally managed at the Company's headquarters.
In addition, the Company maintains regional offices at The Mall at Cross County in Yonkers, New York and Marumsco Plaza, in Woodbridge, Virginia. On-site functions such as security, maintenance, landscaping, sweeping, plumbing, electrical and other similar activities are either performed by the Company or subcontracted. The cost of these functions will be passed through to tenants to the extent permitted by their respective leases.

The Company has a proprietary sophisticated computer software systems designed to support its operating and administrative functions and to optimize management's ability to own, operate and manage additional properties without significant increase in its general and administrative expenses. The Company's systems allow instant access to floor plans, store availability, lease data, tenants' sales history, cash flows and budgets. The Company believes its systems to be as advanced as any in the industry.

Competition   All of the Company's properties are located in developed retail and commercial areas. There are generally numerous other neighborhood and community shopping centers within a five-mile radius of a Property. In addition, with respect to some of the Company's properties there are one or more regional malls within a 10-mile radius. The amount of rentable space in the area could have a material effect on the Company's ability to rent space and the rents charged. In addition, the Company will be competing with others who may have greater financial resources and experience than the Company and its officers and Trustees for tenants and acquisitions.

Employees As of December 31, 1995, the Company had approximately 55 full and part-time employees. None of the Company's employees are subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

Business Issues As the owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including defaults under or nonrenewal of tenant leases, tenant bankruptcies, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, including debt service, capital expenditures and tenant improvements, environmental matters, financing availability and costs, and changes in real estate and zoning laws. The success of the Company also depends upon certain key personnel, its ability to maintain its qualification as a REIT, compliance with the terms and conditions of the Mortgage Loan and the Credit Facilities and trends in the national and local enonomy, including income tax laws, governmental regulations and legislation and population trends.

Tax Status  The Company has elected to be taxed as a REIT under Sections
856 through 860 of the Code, commencing with its taxable year ending December 31, 1992. So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

ITEM 2.     PROPERTIES

Shopping Center Properties The Company owns and operates 38 neighborhood and community shopping centers located in Connecticut, Maryland, New Jersey, New York, Pennsylvania, Rhode Island and Virginia. The Properties were designed to attract local area customers and are typically anchored by a supermarket, discount department store or drugstore, and are diversified in size, ranging from 387,000 square feet of gross leasable area to a village type center of only 17,000 square feet of gross leasable area. Typical tenants are A & P SuperFresh Supermarkets (at 3 Properties), Bradlees (3), Pathmark Supermarkets
(5), Discovery Zone (3), The Sports Authority (2), Kmart (4), Caldor (3), Home Depot (1), Fashion Bug (13), Marshalls (3), Thrift Drug (6), Drug Emporium (4), Woolworth (1), Radio Shack (7) Toys "R" Us (1) and Kids "R" Us (3). At 23 of the Properties, free-standing restaurants, retail stores or banks, such as McDonalds, Red Lobster, Ponderosa, Pizza Hut, Signet Bank, Tire America and Somerset Tire Service, are tenants located on Out-Parcels. Three of the Properties are community malls of 287,000 square feet, 218,000 square feet and 173,000 square feet, respectively. One is anchored by Kmart while another is anchored by Kids "R" Us, The Sports Authority and TJ Maxx. The third was anchored by Jamesway and A & P SuperFresh Supermarkets. Jamesway closed in December 1995 and Superfresh closed in February 1996. Fifteen of the Properties contain additional land for expansion of existing stores and 12 of the Properties have Out-Parcels available for development of free-standing buildings for use as restaurants, banks, auto centers, cinemas and other operations.

The Properties are smaller than regional malls, depend less on long travel times and the sale of major consumer goods and focus on everyday purchases from a smaller customer base. Discount stores and supermarkets attract convenience goods shoppers and bring customers to the smaller satellite shops. Shopping centers of this kind are typically less vulnerable to shifts in population and traffic patterns and rely heavily on weekly advertising by the anchor tenants.

Consistent with its intention to retain its shopping centers for long-term investment, the Company intends to continue to pursue a program of regular physical maintenance, together with major renovations and refurbishing, to preserve and increase the value of the Properties. These projects usually include or will include renovating existing facades, installing uniform signage, resurfacing parking lots and increasing parking lot lighting.

A substantial portion of the income from the Properties consists of rent received under long-term leases. Most of the leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center. Certain of the major tenant leases provide that the landlord is obligated to pay certain of these expenses above or below specific levels. Except for Pathmark Supermarkets, Caldor and Bradlees, which represented approximately 6%, 5% and 4%, respectively, no tenant represented more than 4% of the aggregate minimum rent of the Properties as of December 31, 1995. Minimum rent revenues and operating expense reimbursements accounted for approximately 96% of the total revenues of the Company for the year ended December 31, 1995. A majority of the leases associated with the Properties also provide for the payment of percentage rent calculated as a percentage of a tenant's gross sales above predetermined thresholds. Percentage rent accounted for appoximately 2% of the total revenues of the Company for the year ended December 31, 1995.

The leases of space at the Properties typically require the landlord to provide maintenance of a shopping center's common areas, including cleaning, lighting, paving, security, landscaping and insurance, the costs of which are typically reimbursed to the landlord by the tenants. The landlord is also typically required to make roof and structural repairs as needed, which in some cases are without reimbursement. The leases for larger shopping center tenants often restrict the ability of tenants to assign or sublet their spaces and require tenants to use the space they lease for the purposes designated in the leases and to operate their businesses on a continuous basis. However, certain of the leases with major tenants contain modifications of these provisions as a result of the financial condition, stability or desirability of such tenants. If a tenant assigns or subleases its space, the original tenant generally will remain liable for the payment of rent under the lease.

Three of the Properties and a portion of another are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to operate a shopping center. The Company pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of the lease term, unless extended, the land, together with all improvements thereon, will revert to the land owner without compensation to the Company.

As of March 1, 1996, the occupancy rate for the Properties was approximately 90%. The property table set forth below gives more specific information with respect to each of the Properties as of March 1, 1996.

Corporate Headquarters The Company leases from Norman M. Kranzdorf and his wife a three-story building containing approximately 20,000 square feet located at 128 Fayette Street, Conshohocken, Pennsylvania 19428, which serves as the Company's headquarters. The lease for the Company's headquarters, which expires on January 15, 1999, provides that the Company will pay a rental of $153,720 per annum. The lease also provides that the Company will pay for all real estate taxes, utilities, repairs and other costs and expenses in connection with the use and occupancy of the building. The Company subleases 2,700 square feet of such space to Scotmar Property Associates, Inc., a real estate brokerage company, at a per annum rental equal to 40% of the net commissions received by such entity for leases procured for the Company, with a minimum rental equal to $28,600 for the period July 1, 1995 to June 30, 1996 and $33,000 for the period July 1, 1996 to June 30, 1997, under the terms of a lease which originally expired June 30, 1995 but was renewed by the Company in June 1995 for an additional two years.

Other Properties The Company owns a 90% interest in a partnership which owned a 39,900 square foot parcel of vacant land in Philadelphia, Pennsylvania. The partnership disposed of the land parcel on March 13, 1996.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by the Company's liability insurance.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

(a) Market Information

The Shares have been listed on the New York Stock Exchange ("NYSE") since November 19, 1992 under the symbol "KRT." On March 13, 1996, the last reported sale price of the Shares on the NYSE was $15.125. The following table shows the high and low closing price for the Shares for the fiscal periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Common Share paid by the Company with respect to each such period.

1995                High        Low        Distributions
First Quarter       $19.50      $17.13     $.48
Second Quarter      $19.00      $16.63     $.48
Third Quarter       $18.75      $16.75     $.48
Fourth Quarter      $17.00      $14.00     $.48

1994                High        Low        Distributions
First Quarter       $23.88      $21.13    $.46
Second Quarter      $22.63      $20.75    $.48
Third Quarter       $21.63      $18.63    $.48
Fourth Quarter      $19.88      $16.63    $.48

(b) Holders

The approximate number of holders of record of the Shares was 658 as of March 13, 1996.

(c) Distributions

The Company declared distributions to common shareholders aggregating $1.92 per Common Share during the fiscal year ended December 31, 1995. Of these distributions, it is estimated that $1.10 per Common Share is ordinary income and $.82 per Common Share is return of capital.

The Company has paid regular quarterly cash distributions on the Common Shares since it commenced operations as a REIT in November 1992.

Future distributions paid by the Company will be at the discretion of the Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant.

The Company has adopted a dividend reinvestment plan pursuant to which shareholders may elect to automatically reinvest their distributions in Shares.
 To fulfill its obligations under this dividend reinvestment plan, the Company will, from time to time, repurchase Shares in the open market or issue new Shares.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth on a historical basis Selected Financial Data for (a) the Company and (b) the net assets of Kranzco Realty, Inc., a general commercial real estate management and brokerage business, Barn Plaza, Bradford Mall, Hillcrest Mall, Loehmann's Plaza at Pilgrim Gardens and Wampanoag Plaza (collectively, the "Kranzco Controlled Properties"), which, for accounting purposes only, are considered the predecessor entity to the Company. This information should be read in conjunction with the financial statements of the Company and the Kranzco Controlled Properties (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations. The historical Selected Financial Data for Kranzco Realty Trust as of December 31, 1995, 1994, 1993 and 1992 and for the years ended December 31, 1995, 1994 and 1993 and the period from June 17, 1992 to December 31, 1992, have been derived from the audited financial statements. The historical Selected Financial Data for the Kranzco Controlled Properties as of November 18, 1992 and December 31, 1991 and for the period from January 1, 1992 to November 18, 1992 and for the year ended December 31, 1991 have been derived from the audited financial statements.


Selected Financial Data
                                                                                            KRANZCO CONTROLLED
                                                KRANZCO REALTY TRUST                            PROPERTIES

                                                                     Period
                                     Year Ended                      Ended             Period Ended      Year Ended
                                     December 31,                    December 31,      November 18,      December 31,
                                 1995        1994        1993        1992              1992              1991

                                     (In thousands except share and per share data)
OPERATING DATA:
    Revenue
        Minimum Rent                $40,259     $33,166    $27,688      $3,151          $3,988            $4,200
        Percentage Rent               1,044       1,000        695          64             252               318
        Expense Reimbursements       10,988       9,455      7,759         720           1,048             1,083
        Interest Income                 902         985        948          26               0                 0
        Other Income                    277         434      2,619         162             949             1,334
                                  ---------    --------    -------     -------          ------            ------
        Total Revenue                53,470      45,040     39,709       4,123           6,237             6,935

Operating expenses, exclusive
    of interest, depreciation and
    amortization                     16,482      15,638     13,252       1,451           3,166             2,736
Interest expense                     16,208      10,469      8,877       1,064           2,512             2,993
Depreciation and Amortization        10,903       9,066      7,636         782           1,097             1,175
Preferred Distribution                  485           0          0           0               0                 0
                                  ---------    --------    -------     -------          ------            ------
Operating Income (loss)               9,392       9,867      9,944         826           (538)             (969)
Net income (loss) for common          9,392       9,867      9,944         826              21             (203)
  shareholders

Net income (loss) per
  common share                        $0.91       $0.96      $1.16       $0.01             $21            ($203)
                                  ---------    --------    -------     -------          ------            ------
Weighted average number of
   Common Shares
    outstanding                  10,319,464  10,315,497  8,590,850   7,840,464           1,000             1,000

BALANCE SHEET DATA:
    Real estate, before
    accumulated depreciation       $368,073    $318,870   $258,166    $225,596         $41,515           $40,675

    Total assets                   $372,983    $331,779   $298,813    $251,720         $40,481           $40,369
    Total mortgages and
        notes payable              $204,247    $160,771   $118,566    $119,798         $32,620           $32,204

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the year ended December 31, 1995, the Company invested $46,251,000 in the acquisition of five shopping center properties and invested $2,952,000 in the expansion and improvement of existing shopping center properties, which increased real estate assets on the balance sheet by approximately 15% and increased the number of properties owned to thirty-eight.

Acquisition of Properties

In April 1995, the Company acquired five shopping center properties located in the Washington, D.C. area for $49.3 million. The purchase price was paid by (i)
 assuming $37.1 million of existing mortgage indebtedness, (ii) through the private issuance to the sellers of $11.2 million of non-voting Series A Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, ("the Preferred Shares") and (iii) $1.0 million in cash. The acquisition was recorded by the Company at $46.5 million to reflect the fair market value of the Preferred Shares and issuance costs. The centers have a total of approximately 680,000 square feet of gross leasable area and have a combined leased percentage of approximately 86% as of December 31, 1995. Three of the centers are located in Maryland: Hillcrest Plaza in Frederick, 102,000 square feet of GLA; Coral Hills Shopping Center in Coral Hills, 86,000 square feet of GLA; and Campus Village in College Park, 25,000 square feet of GLA. The remaining two centers are located in Virginia: Marumsco-Jefferson Plaza in Woodbridge, 333,000 square feet of GLA; and Culpeper Town Mall in Culpeper, 131,000 square feet of GLA. The existing mortgage indebtedness bears interest at rates ranging from 8.0% to 10.5% with remaining terms ranging from less than one year to ten years. The Preferred Shares have an initial dividend rate of 5.0% with increases of 25 basis points per year to a maximum of 6.5% per year. The Preferred Shares are redeemable by the Company at any time at their liquidation preference and are convertible into common shares 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into the number of Common Shares as would result in the holder receiving the same amount of distributions from the shares at the applicable conversion dates as the holder received as a holder of the Preferred Shares. The acquisition significantly increases the Company's presence in the Washington, D.C., Maryland and Virginia market areas.

Expansion, Improvement and Operation of Existing Properties

During the fiscal year ended December 31, 1995, the Company also completed significant renovation and/or expansion projects with respect to Collegetown Shopping Center, Glassboro, New Jersey and Park Hills Plaza in Altoona, Pennsylvania. The completion of these projects helped maintain the Company's Properties' overall leased percentage at approximately 93% at December 31, 1995 and at December 31, 1994.

With respect to Collegetown Shopping Center, the project included the expansion of the center by approximately 20,000 square feet of GLA, capital improvements and reconfiguration of existing space. The formal completion of the renovation program in November 1995 was marked with the simultaneous openings of the Pep Boys anchor store and the opening of the expanded Acme store. Previously, in July 1995, Payless Shoesource opened a newly constructed free-standing store.

The renovation project at Park Hills Plaza, completed during 1994, included significant reconfiguration of existing space to meet the needs of existing and new tenants. The remaining vacant space of 38,500 square feet of GLA was leased to Superpetz, Inc. (25,700) and Goodwill Industries (12,800). The addition of the new tenants resulted in an increase in the leased percentage at the center to 100% at December 31, 1995 from approximately 85% at December 31, 1994.

During 1995, three of the Company's anchor tenants, Bradlees, Caldor and Jamesway, filed for bankruptcy under Chapter 11 of the bankruptcy code. The Company has three Bradlees stores, three Caldor stores and two Jamesway stores. In general, in a Chapter 11 proceeding, the tenant is required to pay the full rental to the landlord for the store on a current basis.

The Bradlees stores are located in Bethlehem, Pennsylvania, Whitehall, Pennsylvania and Groton, Connecticut and are approximately 85,899, 85,120 and 85,120 square feet, respectively. Stop & Shop Companies, Inc. is primarily liable under all three leases. The Company believes that these three leases are at or below market rental rates and, therefore, the Company would not have significant difficulty in releasing these stores if the leases were rejected. The average rent paid by Bradlees for these locations is approximately $6.50 per square foot.

The Caldor stores are located in Towson, Maryland, Bristol, Pennsylvania and Hamilton Township, New Jersey and are approximately 94,600, 113,160 and 119,935 square feet, respectively. The Towson lease is guaranteed by The May Company. The Company believes that these three leases are at or below market rental rates and, therefore, the Company would not have significant difficulty in releasing these stores if the leases were rejected. The average rent paid by Caldor for these locations is approximately $6.15 per square foot.

The Jamesway stores are located in Phoenixville, Pennsylvania and Bradford, Pennsylvania and are approximately 60,138 and 76,000 square feet, respectively. Jamesway has disaffirmed the leases for these stores effective February 29, 1996. The Company believes that these two leases were below market rental rates and, therefore, the Company will not have significant difficulty in releasing these stores. The average rent paid by Jamesway for these locations was approximately $2.60 per square foot.

The Company has started discussions with possible replacement tenants for the Jamesway stores and the Caldor and Bradlees stores in the eventuality that a replacement tenant is needed in one or more locations.


Liquidity and Capital Resources

At December 31, 1995, the Company had $6,402,000 of cash and marketable securities on hand in addition to $216,000 in the cash capital reserve improvement fund established pursuant to the terms of the $100 million borrowing (the "Mortgage Loan"). During the year ended December 31, 1995, the Company used $552,000 of the cash capital reserve improvement fund to pay for improvements and expansions at various properties encumbered by the Mortgage Loan.

As of December 31, 1995 the Company had total mortgages payable of $204,247,000 of which $37,776,000 bear fixed rates of interest ranging from 6.0% to 10.5%. The Company is required to make principal payments on these fixed rate mortgages payable of $6,900,000 in 1996, $548,000 in 1997, $1,749,000 in 1998,
$10,741,000 in 1999 and $365,000 in 2000.  During 1996 the Company has a
balloon payment coming due of $6,361,000 on one of the fixed rate mortgages.

The Mortgage Loan bears interest at a fluctuating rate equal to 90-day LIBOR plus 200 basis points, and matures in three principal installments of $41,700,000 in 1999, $41,700,000 in 2000 and $16,600,000 in 2001. The interest rate is reset quarterly in February, May, August and November. As of February 10, 1996 the interest rate was reset at 7.25% (90-day LIBOR plus 200 basis points). According to the provisions of the interest rate protection agreements, the difference between the specified rate and the current maximum rate of 6.75% will be paid to the Company. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate protection agreements; however, the Company does not anticipate non-performance by the counterparties. Under the interest rate protection agreements, the maximum rates payable under the Mortgage Loan are as follows:

November 1993 to November 1994      6.25%
November 1994 to November 1995      6.75%
November 1995 to November 1996      6.75%
November 1996 to November 1997      6.75%
November 1997 to November 1998      8.75%
November 1998 to November 1999      8.75%
November 1999 to November 2000     10.25%
November 2000 to November 2001     10.25%

As of December 31, 1995 the Company also had $23.0 million of mortgages outstanding under the $50.0 million Acquisition Credit Facility with Nomura Asset Capital Corporation. These borrowings bear interest at a rate equal to 30-day LIBOR plus 250 basis points and are due June 30, 1996. The Company also had a $13,789,000 mortgage loan on the Fox Run Shopping Center which bears interest at 30-day LIBOR plus 250 basis points, and which requires principal payments of $173,000 in 1996, $193,000 in 1997, $211,000 in 1998 and
$13,211,000 in 1999. At December 31, 1995 the interest rate on these mortgages was 8.4725%.

The Company has fully utilized its $7.0 million Working Capital Credit Facility with Nomura Asset Capital Corporation. The line is secured by mortgages on Best Plaza and MacArthur Plaza shopping centers. Amounts borrowed under the line bear interest at a fluctuating rate per annum equal to 30-day LIBOR plus 250 basis points and are due June 30, 1996. At December 31, 1995 the interest rate on the line was 8.4725%.

In addition, as of December 31, 1995, the Company had four floating rate mortgages where the interest rate is based on the prime rate, with pricipal outstanding of $22,182,000. The interest rate on two of these mortgages is at the prime rate and the principal balances of $11,625,000 are due during 1996. The interest rate on the third mortgage is the prime rate plus 50 basis points with the principal balance being amortized at the rate of $200,000 per year. The interest rate on the fourth mortgage is the prime rate plus 100 basis points with the principal balance of $ 4,790,000 due during 1996. The prime rate was 8.50% at December 31, 1995.

In February 1995 the Company obtained a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line bear interest at the bank's prime rate, which was 8.50% at December 31, 1995. The facility is renewable annually, matures June 30, 1996 and there was $500,000 outstanding under this facility as of December 31, 1995.

The Company is investigating and is currently in negotiations to extend or refinance the mortgage debt that is maturing in 1996.

The Company has budgeted approximately $3.3 million for 1996 for capital expenditures to expand and improve its existing portfolio of shopping centers. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the cash capital reserve improvement fund. The cash capital reserve improvement fund may be utilized by the Company for the funding of costs related to leasing, installation of tenants and capital improvements in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or offer additional equity securities.

Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

Results of Operations


Year ended December 31, 1995 versus the year ended December 31, 1994

Net income for common shareholders decreased $475,000, or 5%, to $9,392,000 or $0.91 per common share, in 1995 from $9,867,000 or $0.96 per common share, in 1994.

Funds from operations is defined as income before depreciation and amortization and extraordinary items less gains on the sale of real estate. Management believes that funds from operations is an appropriate measure of the Company's operating performance. Funds from operations for common shareholders increased $1,455,000 or 7% from $20,721,000 for the year ended December 31, 1994 to $22,176,000 for the year ended December 31, 1995.

Minimum rent increased $7,093,000 or 21% from $33,166,000 for the year ended December 31, 1994 to $40,259,000 for the year ended December 31, 1995. The increase was primarily due to the additional rents from a full year of operations for the four centers purchased by the Company during 1994 ($1,737,000) and the additional rent generated by the five centers purchased in 1995 ($3,478,000). The balance of the increase ($1,878,000) or 6% was due to the leasing of previously vacant space and higher renewal rates for existing leases at centers owned for the entire years of 1994 and 1995.

Percentage rent increased $44,000 or 4% from $1,000,000 for the year ended December 31, 1994 to $1,044,000 for the year ended December 31, 1995. The change was due to the acquisition of the centers purchased in 1995.

Expense reimbursements increased $1,533,000 or 16% from $9,455,000 for the year ended December 31, 1994 to $10,988,000 for the year ended December 31, 1995. The increase was primarily due to the additional reimbursements from a full year of operations for the four centers purchased by the Company during 1994 and the additional reimbursements generated by the five centers purchased in 1995, which was offset by the decrease in snow removal cost reimbursement from 1994 to 1995.

Interest expense increased $5,739,000 or 55% from $10,469,000 for the year ended December 31, 1994 to $16,208,000 for the year ended December 31, 1995. The increase is primarily due to the interest on mortgages related to centers purchased in 1994 and an increase in interest rates on the Company's $100 million Mortgage Loan, which was partially offset by payments related to the Company's interest rate protection agreements, as previously described, in the amount of $390,000 and $1,310,000 in 1994 and 1995, respectively. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $943,000 and $320,000 during 1994 and 1995, respectively.

Depreciation and amortization increased $1,837,000 or 20% from $9,066,000 for the year ended December 31, 1994 to $10,903,000 for the year ended December 31, 1995. The increase was primarily due to the additional depreciation for a full year of operations for the four centers purchased by the Company during 1994 and the additional depreciation for the five centers purchased during 1995.

Real estate taxes increased $1,048,000 or 21% from $4,900,000 for the year ended December 31, 1994 to $5,948,000 for the year ended December 31, 1995. The increase was primarily due to the additional real estate taxes for a full year of operations for the four centers purchased by the Company during 1994 and the additional real estate taxes for the five centers purchased in 1995. The increase was offset by the capitalization of real estate taxes on projects under construction of $240,000 and $144,000 during the year 1994 and 1995, respectively.

Operations and maintenance expenses decreased $122,000 or 2% from $7,727,000 for the year ended December 31, 1994 to $7,605,000 for the year ended December 31, 1995. The decrease was primarily due to the reduction in snow removal costs from 1994 to 1995 which was offset by the additional expenses for a full year of operations of the four centers purchased by the Company during 1994 and the expenses relating to the centers purchased during 1995.

General and administrative expenses decreased $82,000 or 3% from $3,011,000 for the year ended December 31, 1994 to $2,929,000 for the year ended December 31, 1995. The decrease is primarily due to a decrease in state capital stock and franchise taxes and to a lesser degree a decrease in use of outside professionals.

Year ended December 31, 1994 versus the year ended December 31, 1993

Net income decreased $77,000, or less than 1%, to $9,867,000 or $0.96 per share, in 1994 from $9,944,000 or $1.16 per share, in 1993. This decrease is due to the nonrecurring lease cancellation fees paid to the Company in 1993. Excluding the lease cancellation fees, net income increased $2,326,000, or 31% from 1993 to 1994.

Funds from operations increased $1,757,000 or 9% from $18,964,000 for the year ended December 31, 1993 to $20,721,000 for the year ended December 31, 1994. The 1993 results include $2,403,000 of non-recurring lease cancellation fees paid to the Company. Excluding the lease cancellation fees, the funds from operations increased $4,160,000 or 25% from 1993 to 1994.

Minimum rent increased $5,478,000 or 20% from $27,688,000 for the year ended December 31, 1993 to $33,166,000 for the year ended December 31, 1994. The increase was primarily due to the additional rents from a full year of operations for the four centers purchased by the Company during 1993 ($1,817,000) and the additional rent generated by the four centers purchased in 1994 ($3,264,000). The balance of the increase ($397,000) was due to the leasing of previously vacant space and higher renewal rates for existing leases which were offset by a temporary decrease in rents ($425,000) at Park Hills Plaza and The Mall at Cross Country during 1994 while the centers were being retenanted.

Percentage rent increased $305,000 or 44% from $695,000 for the year ended December 31, 1993 to $1,000,000 for the year ended December 31, 1994. The change was due to an increase in sales for tenants who had not previously paid percentage rent.

Expense reimbursements increased $1,696,00 or 22% from $7,759,000 for the year ended December 31, 1993 to $9,455,000 for the year ended December 31, 1994.
The increase was primarily due to the additional reimbursements from a full year of operations for the four centers purchased by the Company during 1993, the additional reimbursements generated by the four centers purchased in 1994, and the increase in snow removal cost incurred as a result of the severe winter weather experienced by the northeast portion of the United States during the first quarter of 1994.

Other income decreased $2,185,000 or 83% from $2,619,000 for the year ended December 31, 1993 to $434,000 for the year ended December 31, 1994. The decrease was due to the receipt of $2,403,000 of lease termination fees in 1993 primarily at The Mall at Cross County and Park Hills Plaza.

Interest expense increased $1,592,000 or 17% from $8,877,000 for the year ended December 31, 1993 to $10,469,000 for the year ended December 31, 1994. The increase is primarily due to the interest on mortgages related to centers purchased in 1994 and an increase in interest rates on the Company's $100 million Mortgage Loan, which was partially offset by payments related to the Company's interest rate protection agreements, as previously described, in the amount of $390,000. In addition, interest expense was reduced by capitalized interest of $943,000 on projects under construction and land under development during 1994.

Depreciation and amortization increased $1,430,000 or 19% from $7,636,000 for the year ended December 31, 1993 to $9,066,000 for the year ended December 31, 1994. The increase was primarily due to the additional depreciation for a full year of operations for the four centers purchased by the Company during 1993 and the additional depreciation for the four centers purchased during 1994.

Real estate taxes increased $440,000 or 10% from $4,460,000 for the year ended December 31, 1993 to $4,900,000 for the year ended December 31, 1994. The increase was primarily due to the additional real estate taxes for a full year of operations for the four centers purchased by the Company during 1993 and the additional real estate taxes for the four centers purchased in 1994. The increase was offset by the capitalization of $240,000 of real estate taxes on projects under construction during the year 1994.

Operations and maintenance expenses increased $1,612,000 or 26% from $6,115,000 for the year ended December 31, 1993 to $7,727,000 for the year ended December 31, 1994. The increase was primarily due to the additional expenses for a full year of operations of the four centers purchased by the Company during 1993 and the additional expenses for the four centers purchased in 1994 and the unusually high snow removal costs incurred as a result of the severe winter weather in the northeast portion of the United States in the first quarter of 1994.

General and administrative expenses increased $334,000 or 12% from $2,677,000 for the year ended December 31, 1993 to $3,011,000 for the year ended December 31, 1994. The increase is primarily due to an increase in state capital stock and franchise taxes and an increase in the level of corporate activity which required the use of outside professionals to a greater degree than in 1993.

Year ended December 31, 1993 versus the year ended December 31, 1992

The comparison of results for the year ended December 31, 1993 as compared to the year ended December 31, 1992 are not relevant since the Company commenced operations in November, 1992.

Inflation

Most of the retail tenant leases at the shopping center properties contain provisions which will entitle the Company to receive percentage rents based on the tenant's gross sales. Such percentage rents minimize the risk to the Company of the adverse effects of inflation. Most of the leases at the shopping center properties require the tenants to pay a substantial share of operating expenses, such as real estate taxes, insurance and common area maintenance costs, and thereby reduce the Company's exposure to increased costs. In addition, many of the leases at the shopping center properties are for terms less than ten years, which may enable the Company to seek increased rents upon renewal of existing leases. The northeastern section of the United States has been experiencing an economic recession, and while the impact of this economic trend seems to be reversing, if the recession were to continue for a prolonged time, funds from operations could decline as some tenants may have trouble meeting their lease obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 5, 1996.

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 5, 1996.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 5, 1996.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 5, 1996.


PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

Kranzco Realty Trust
    Report of Independent Public Accountants
    Consolidated Balance Sheets as of December 31, 1995 and 1994
    Consolidated Statements Of Operations for the years ended December 31,
        1995, 1994 and 1993
    Consolidated Statements Of Beneficiaries' Equity for the years ended
        December 31, 1995, 1994 and 1993
    Consolidated Statements Of Cash Flows for the years ended December 31,
        1995, 1994 and 1993
    Notes To Consolidated Financial Statements

(2) Financial Statement Schedule

Kranzco Realty Trust
Report of Independent Public Accountants
Schedule III -
Real Estate and Accumulated Depreciation - December 31, 1995
Notes to Schedule III

(3) Exhibits

3.1 Amended and Restated Declaration of Kranzco Realty Trust. (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement No.33-49434.)

3.2    Bylaws, as amended.   (Incorporated by reference to Exhibit 3.2 of the
Company's Registration Statement No.33-49434.)

4.1 Specimen certificate for Common Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.33-49434.)

4.2 Warrant to purchase 170,000 Common Shares of Kranzco Realty Trust, dated November 19, 1992, issued to the Chapter 11 Estate of Bernard J. Rosenhein and
the subsequently consolidated entities.   (Incorporated by reference to Exhibit
4.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

4.3 Warrant to purchase 21,429 Common Shares of Kranzco Realty Trust, dated November 19, 1992 issued to David Goldman. (Incorporated by reference to
Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

4.4 Article Supplementary for the Series A Preferred Shares of Beneficial Interest.

10.1 Kranzco Realty Trust 1992 Employees Share Option Plan, as amended. (Incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

10.2 Kranzco Realty Trust 1992 Employees Share Option Plan, amended. (Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

10.3.    Loan Agreement, dated as of November 19, 1992, between KRT Mortgage
Securities Trust and KRT Property Holdings, Inc.   (Incorporated by reference
to Exhibit 28.1 of the Company's Report on Form 8-K dated December 17, 1992.)

10.4    Mortgage Promissory Note, dated November 19, 1992, made by KRT Property
Holdings, Inc., in favor of KRT Mortgage Securities Trust.   (Incorporated by
reference to Exhibit 28.2 of the Company's Report on Form 8-K dated December 17, 1992.)

10.5 Collection Account and Reserve Account Agreement, dated as of November 19, 1992, by and among KRT Property Holdings, Inc., Norwest Bank Minnesota, National Association, as account agent, Kranzco Realty Trust, KRT Mortgage Securities Trust and Norwest Bank Minnesota, National Association, as trustee. (Incorporated by reference to Exhibit 28.3 of the Company's Report on Form 8-K dated December 17, 1992.)

10.6 Environmental Indemnity Agreement, dated as of November 19, 1992, by and among KRT Property Holdings, Inc., KRT Mortgage Securities Trust and Norwest Bank Minnesota, National Association, as trustee. (Incorporated by reference to Exhibit 28.4 of the Company's Report on Form 8-K dated December 17, 1992.)

10.7 Representations Agreement, dated as of November 19, 1992, by and among KRT Mortgage Securities Trust, Cargill Financial Services Corporation and KRT
Property Holdings, Inc.   (Incorporated by reference to Exhibit 28.5 of the
Company's Report on Form 8-K dated December 17, 1992.)

10.8 Interest Rate and Currency Exchange Agreement, dated as of November 10, 1992, between Societe Generale, New York Branch, and KRT Property Holdings,
Inc.   (Incorporated by reference to Exhibit 28.6 of the Company's Report on
Form 8-K dated December 17, 1992.)

10.9 Letter Agreement, dated November 12, 1992, between Societe Generale, New York Branch, and KRT Property Holdings, Inc. regarding rate caps. (Incorporated by reference to Exhibit 28.7 of the Company's Report on Form 8-K dated December 17, 1992.)

10.10 Letter Agreement, dated October 1, 1993, between Morgan Guaranty Trust Company of New York and KRT Property Holdings, Inc., regarding rate caps. (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K dated March 17, 1994.)

10.11 Subordination Agreement, dated as of November 19, 1992, by and among KRT Mortgage Securities Trust, Kranzco Realty Trust, KRT Property Holdings, Inc. and Cargill Financial Services Corporation. (Incorporated by reference to
Exhibit 28.8 of the Company's Report on Form 8-K dated December 17, 1992.)

10.12 Security Agreement, dated as of November 19, 1992, KRT Property Holdings, Inc., Norwest Bank Minnesota, National Association, as trustee of KRT
Mortgage Securities Trust.   (Incorporated by reference to Exhibit 28.9 of the
Company's Report on Form 8-K dated December 17, 1992.)

10.13 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19,
1992, with respect to Barn Plaza.   (Incorporated by reference to Exhibit 28.10
of the Company's Report on Form 8-K dated December 17, 1992.)

10.14 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Bradford Mall. (Incorporated by reference to Exhibit
28.11 of the Company's Report on Form 8-K dated December 17, 1992.)

10.15 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Bristol Commerce Park. (Incorporated by reference to Exhibit 28.12 of the Company's Report on Form 8-K dated December 17, 1992.)

10.16 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19,
1992, with respect to Park Hills Plaza.    (Incorporated by reference to
Exhibit 28.13 of the Company's Report on Form 8-K dated December 17, 1992.)

10.17 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19,
1992, with respect to Valley Forge Mall.    (Incorporated by reference to
Exhibit 28.14 of the Company's Report on Form 8-K dated December 17, 1992.)

10.18 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19,
1992, with respect to Bensalem Square Shopping Center.    (Incorporated by
reference to Exhibit 28.15 of the Company's Report on Form 8-K dated December 17, 1992.)

10.19 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19,
1992, with respect to Bethlehem Square Shopping Center.    (Incorporated by
reference to Exhibit 28.16 of the Company's Report on Form 8-K dated December 17, 1992.)

10.20 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19,
1992, with respect to Whitehall Shopping Center.    (Incorporated by reference
to Exhibit 28.17 of the Company's Report on Form 8-K dated December 17, 1992.)

10.21 Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Wampanoag Plaza. (Incorporated by reference to Exhibit 28.18 of the Company's Report on Form 8-K dated December 17, 1992.)

10.22 Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Golfland Shopping Center. (Incorporated by reference to Exhibit 28.19 of the Company's Report on Form 8-K dated December 17, 1992.)

10.23 Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Groton Square Shopping Center. (Incorporated by reference to Exhibit 28.20 of the Company's Report on Form 8-K dated December 17, 1992.)

10.24 Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Milford Shopping Center. (Incorporated by reference to Exhibit 28.21 of the Company's Report on Form 8-K dated December 17, 1992.)

10.25 Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Parkway Plaza I Shopping Center. (Incorporated by reference to Exhibit 28.22 of the Company's Report on Form 8-K dated December 17, 1992.)

10.26 Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Stratford Square Shopping Center. (Incorporated by reference to Exhibit 28.23 of the Company's Report on Form 8-K dated December 17, 1992.)

10.27 Fee and Leasehold Mortgage Consolidation and Spreader Agreement, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to A&P Mamaroneck Shopping Center, Cross County Shopping Center, High Ridge Shopping Center, North Ridge Shopping Center, Port Washington Shopping Center and Village Square Shopping Center. (Incorporated by reference to Exhibit 28.24 of the Company's Report on Form 8-K dated December 17, 1992.)

10.28    Loan Agreement, dated as of November 19, 1992, by and between KRT
Property Holdings, Inc. and Parkway Plaza II Corp.   (Incorporated by reference
to Exhibit 28.25 of the Company's Report on Form 8-K dated December 17, 1992.)

10.29    Mortgage Promissory Note, dated November 19, 1992, made by Parkway
Plaza II Corp. in favor of KRT Property Holdings, Inc.   (Incorporated by
reference to Exhibit 28.26 of the Company's Report on Form 8-K dated December 17, 1992.)

10.30 Environmental Indemnity Agreement, dated as of November 19, 1992, by and between KRT Property Holdings, Inc. and Parkway Plaza II Corp. (Incorporated by reference to Exhibit 28.27 of the Company's Report on Form 8-K dated December 17, 1992.)

10.31    Security Agreement, dated as of November 19, 1992, by and between KRT
Property Holdings, Inc. and Parkway Plaza II Corp.   (Incorporated by reference
to Exhibit 28.28 of the Company's Report on Form 8-K dated December 17, 1992.)

10.32 Mortgage Deed, Leasehold Mortgage Deed, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from Parkway Plaza II Corp. to KRT Property Holdings, Inc. dated November 19, 1992, with respect to Parkway Plaza II Shopping Center. (Incorporated by reference to Exhibit 28.29 of the Company's Report on Form 8-K dated December 17, 1992.)

10.33 Collateral Assignment Agreement, dated as of November 19, 1992, by and between KRT Property Holdings, Inc. and KRT Mortgage Securities Trust. (Incorporated by reference to Exhibit 28.30 of the Company's Report on Form 8-K dated December 17, 1992.)

10.34 Trust and Servicing Agreement, dated November 19, 1992, by and among the parties listed on Schedule A thereto, KRT Property Holdings, Inc. and
Norwest Bank Minnesota, National Association.   (Incorporated by reference to
Exhibit 28.31 of the Company's Report on Form 8-K dated December 17, 1992.)

10.35 Note Purchase Agreement dated February 15, 1994 among Nomura Asset Capital Corporation, KR Suburban, L.P., KR 69th Street, L.P. and Kranzco Realty
Trust.    (Incorporated by reference to Exhibit 10.35 of the Company's Annual
Report on Form 10-K dated March 17, 1994.)

10.36 Repurchase Agreement dated February 15, 1994 between Kranzco Realty Trust and Nomura Asset Capital Corporation. (Incorporated by reference to
Exhibit 10.36 of the Company's Annual Report on Form 10-K dated March 17,
1994.)

10.37 $50 Million Senior Secured Floating Rate Note due 1996 issued by KR Suburban, L.P. and KR 69th Street, L.P. in favor of Nomura Asset Capital Corporation. (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K dated March 17, 1994.)

10.38 Kranzco Realty Trust 1995 Incentive Plan. (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 No. 33-94294.)

21.1    Subsidiaries of Kranzco Realty Trust.

23.1    Consent of Arthur Andersen LLP.

27     Financial Data Schedule Article 5 Included for Electronic Data
Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of income and is qualified in its entirety by reference to such financial statements.

(4) Reports on Form 8-K

    None.

(5) Property Table.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    KRANZCO REALTY TRUST
    (Registrant)

    By: /s/ Norman M. Kranzdorf
    Norman M. Kranzdorf
    Chief Executive Officer

Dated:   March 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature   Title   Date

/s/ Norman M. Kranzdorf President, Chief Executive March 14, 1996 Norman M. Kranzdorf Officer and Trustee (Principal
    Executive Officer)

/s/ Robert H. Dennis    Chief Financial Officer,    March 14, 1996
Robert H. Dennis    Treasurer and Trustee (Principal
    Financial and Accounting Officer)

/s/ Edmund Barrett Chief Operating Officer, Executive March 14, 1996 Edmund Barrett Vice President and Trustee

/s/ Dr. Peter D. Linneman   Trustee March 14, 1996
Dr. Peter D. Linneman

/s/ Irvin B. Maizlish   Trustee March 14, 1996
Irvin B. Maizlish

/s/ E. Donald Shapiro   Trustee March 14, 1996
E. Donald Shapiro

/s/ James B. Selonick   Trustee March 14, 1996
James B. Selonick

INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
FINANCIAL STATEMENTS

Kranzco Realty Trust

    *   Report of Independent Public Accountants                           F-1
    *   Consolidated Balance Sheets as of December 31, 1995 and 1994       F-2
    *   Consolidated Statements Of Operations for the years ended
          December 31, 1995, 1994 and 1993                                 F-3
    *   Consolidated Statements Of Beneficiaries' Equity for the years ended
          December 31, 1995, 1994 and 1993                                 F-4
    *   Consolidated Statements Of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993                                 F-5
    *   Notes To Consolidated Financial Statements                         F-6

FINANCIAL STATEMENT SCHEDULES

Kranzco Realty Trust

    *   Report of Independent Public Accountants                           S-1
    *   Schedule III - Real Estate and Accumulated Depreciation -
          December 31, 1995                                                S-2
    *   Notes to Schedule III                                              S-5

<AUDIT-REPORT>
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders and Trustees of
Kranzco Realty Trust:

We have audited the accompanying consolidated balance sheets of Kranzco Realty Trust (a Maryland trust) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, beneficiaries' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kranzco Realty Trust and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





Philadelphia, Pennsylvania
February 21, 1996

</AUDIT-REPORT>

Kranzco Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                                       December 31,     December 31,
                                                                         1995              1994
ASSETS:
     Shopping center properties owned, at cost (Notes 1, 10 and 11)
     Land                                                              $  75,386,000     $  63,180,000
     Buildings and improvements                                          292,687,000       255,690,000
                                                                        ------------     -------------
                                                                         368,073,000       318,870,000

    Less accumulated depreciation                                         25,152,000        15,494,000
                                                                        ------------     -------------
                                                                         342,921,000       303,376,000

     Cash and cash equivalents (Note 1)                                    6,129,000         3,924,000
     Marketable securities                                                   273,000           244,000
     Capital reserve improvement fund (Note 3)                               216,000           768,000
     Rents and other receivables, net of allowance of
       $831,000 and $545,000, December 31, 1995 and 1994
       (Notes 1 and 4)                                                     8,282,000         6,352,000
     Prepaid expenses                                                      1,875,000         1,891,000
     Deferred financing costs, net of accumulated amortization
        of $7,633,000 and $4,994,000, December 31, 1995 and 1994          10,071,000        12,410,000
     Deferred costs, net of accumulated amortization of $496,000,
       and $242,000, December 31, 1995 and 1994 (Note 1)                   1,688,000         1,454,000
     Other assets                                                          1,528,000         1,360,000
                                                                        ------------     -------------
          Total assets                                                  $372,983,000      $331,779,000
                                                                        ------------     -------------
                                                                        ------------     -------------
LIABILITIES:
     Mortgages and notes payable (Notes 3 and 13)                       $204,247,000      $160,771,000
     Tenant security deposits                                              1,129,000           944,000
     Accounts payable and accrued expenses                                 1,875,000         2,273,000
     Other liabilities                                                       756,000           636,000
     Distributions payable (Note 6)                                        5,094,000         4,951,000
                                                                        ------------     -------------
          Total liabilities                                              213,101,000       169,575,000

COMMITMENTS AND CONTINGENCIES (Notes 8 and 13)

BENEFICIARIES' EQUITY (Notes 2, 6 and 11):
     Shares of beneficial interest, $0.01 par value; authorized
       100,000,000 shares; issued and outstanding, 11,155 preferred shares, December 31, 1995, none at December 31, 1994;
       10,322,858 and 10,315,497 common shares at December 31,
       1995 and December 31, 1994, respectively                              104,000           103,000
     Capital in excess of par value                                      186,914,000       178,712,000
     Cumulative net income available for common shareholders              30,029,000        20,637,000
     Cumulative distributions on common shares of beneficial interest   (57,061,000)      (37,248,000)
                                                                        ------------     -------------
                                                                         159,986,000       162,204,000
     Unearned compensation on restricted shares of beneficial
     interest (Note 7)                                                     (104,000)                 0
                                                                        ------------     -------------
          Total beneficiaries' equity                                    159,882,000       162,204,000

          Total liabilities and beneficiaries' equity                   $372,983,000      $331,779,000
                                                                        ------------     -------------
                                                                        ------------     -------------

     The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                                          For the           For the         For the
                                                           year ended      year ended     year ended
                                                          December 31,      December 31,   December 31,
                                                           1995              1994            1993
REVENUES:
     Minimum rent (Notes 1 and 4)                         $ 40,259,000     $33,166,000     $27,688,000
     Percentage rent                                         1,044,000       1,000,000         695,000
     Expense reimbursements                                 10,988,000       9,455,000       7,759,000
     Interest income                                           902,000         985,000         948,000
     Other (Note 12)                                           277,000         434,000       2,619,000
                                                           -----------      ----------      ----------
          Total revenues                                    53,470,000      45,040,000      39,709,000
                                                           -----------      ----------      ----------
EXPENSES:
     Interest                                               16,208,000      10,469,000       8,877,000
     Depreciation and amortization                          10,903,000       9,066,000       7,636,000
     Real estate taxes                                       5,948,000       4,900,000       4,460,000
     Operations and maintenance                              7,605,000       7,727,000       6,115,000
     General and administrative (Note 8)                     2,929,000       3,011,000       2,677,000
                                                           -----------      ----------      ----------
          Total expenses                                    43,593,000      35,173,000      29,765,000
                                                           -----------      ----------      ----------
     NET INCOME                                             $9,877,000      $9,867,000      $9,944,000

          Preferred Share Distribution                         485,000               0               0
                                                           -----------      ----------      ----------


     NET INCOME FOR COMMON SHAREHOLDERS                    $ 9,392,000      $9,867,000      $9,944,000
                                                           -----------      ----------      ----------
                                                           -----------      ----------      ----------
     NET INCOME PER COMMON SHARE OF
     BENEFICIAL INTEREST                                         $0.91           $0.96           $1.16
                                                           -----------      ----------      ----------
                                                           -----------      ----------      ----------

     The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the Years Ended December 31, 1995, 1994 and 1993
                                                                                                                         Unearned
                                                                                         Cumulative      Cumulative    Compensation
                                       Common                       Preferred               Net          Distributions       on
                                       Shares           Preferred  Shares of    Capital    Income        on Common      Restricted
                                         of             Shares of  Beneficial  In Excess   Available     Shares of       Shares of
                                     Beneficial    Par  Beneficial Interest     of Par     for Common     Beneficial     Beneficial
                                     Interest     Value   Interest  Par Value   Value     Shareholders    Interest        Interest
BALANCE, January 1, 1993                8,064,497  $81,000      0      $0      $128,246,000     $826,000   ($1,774,000)          $0

     Additional shares sold
       to the public                    2,250,000   22,000      -       -        53,978,000            -              -
     Issuance costs                             -        -      -       -       (3,532,000)            -              -           -
     Options exercised                      1,000        -      -       -            20,000            -              -           -
     Net income                                 -        -      -       -                 -    9,944,000              -           -
     Distributions ($1.84 per share)            -        -      -       -                 -            -   (15,874,000)           -
                                        ---------  -------  -----    ----       -----------   ----------   ------------   ---------

BALANCE, December 31, 1993             10,315,497 $103,000      0      $0      $178,712,000  $10,770,000  ($17,648,000)          $0

     Net Income                                 -        -      -       -                 -    9,867,000              -           -
     Distributions ($1.90 per share)            -        -      -       -                 -            -   (19,600,000)           -
                                        ---------  -------  -----    ----       -----------   ----------   ------------   ---------

BALANCE, December 31, 1994             10,315,497 $103,000      0      $0      $178,712,000  $20,637,000  ($37,248,000)          $0

     Issuance of Shares                     8,062        -      -       -           145,000            -              -   (104,000)
     Forfeiture of common shares            (701)        -      -       -          (14,000)            -              -           -
     Issuance of Preferred Shares,
       net                                      -        - 11,155   1,000         7,976,000            -              -           -
     Accretion of Discount on
       Preferred Shares                         -        -      -       -            95,000     (95,000)              -           -
     Net Income                                 -        -      -       -                 -    9,877,000              -           -
     Distributions on Preferred
       Shares                                   -        -      -       -                 -    (390,000)              -           -
     Distributions on Common
       Shares of Beneficial  Interest
       ($1.92 per share)                        -        -      -       -                 -            -   (19,813,000)           -
                                        ---------  -------  -----    ----       -----------   ----------   ------------   ---------

BALANCE, December 31, 1995             10,322,858 $103,000 11,155  $1,000      $186,914,000  $30,029,000  ($57,061,000)  ($104,000)
                                        ---------  -------  -----    ----       -----------   ----------   ------------   ---------
                                        ---------  -------  -----    ----       -----------   ----------   ------------   ---------

     The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                                                         For the         For the         For the
                                                                                       year ended      year ended      year ended
                                                                                       December 31,     December 31,   December 31,
                                                                                          1995             1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                          $9,877,000      $9,867,000      $9,944,000
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                                  10,903,000       9,066,000       7,636,000
          Amortization of deferred financing costs                                        1,787,000       1,788,000       1,384,000

     Changes in assets and liabilities:
     (Increase) decrease in -
          Rents and other receivables                                                   (1,930,000)     (2,955,000)     (2,833,000)
          Prepaid expenses                                                                   16,000       (275,000)       (286,000)
          Other assets                                                                    (272,000)       (540,000)       (496,000)
     Increase (decrease) in -
          Accounts payable and accrued expenses                                           (398,000)       (153,000)         822,000
          Tenant security deposits                                                          185,000         109,000        (30,000)
          Other liabilities                                                                 120,000         332,000           4,000
                                                                                        -----------     -----------     -----------
     Net cash provided by operating activities                                           20,288,000      17,239,000      16,145,000
                                                                                        -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in shopping center properties                                           (4,261,000)    (60,255,000)    (32,570,000)
     Decrease (increase) in marketable securities                                          (29,000)      13,795,000    (14,039,000)
     Decrease in capital reserve improvement fund                                           552,000       2,030,000         202,000
     Increase in deferred costs                                                           (625,000)       (924,000)     (3,494,000)
                                                                                        -----------     -----------     -----------
     Net cash used in investing  activities                                             (4,363,000)    (45,354,000)    (49,901,000)
                                                                                        -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid on common shares of beneficial interest                        (19,810,000)    (19,394,000)    (12,903,000)
     Distributions paid on preferred shares                                               (251,000)               0               0
     Issuance of common shares of beneficial interest                                       131,000               0      50,488,000
     Proceeds of mortgages and notes payable                                              8,000,000      42,632,000      24,120,000
     Repayments of mortgages and notes payable                                          (1,490,000)       (427,000)    (25,352,000)
     Increase in deferred costs                                                           (300,000)       (524,000)     (2,449,000)
                                                                                        -----------     -----------     -----------
     Net cash (used in) provided by financing  activities                              (13,720,000)      22,287,000      33,904,000
                                                                                        -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                               2,205,000     (5,828,000)         148,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              3,924,000       9,752,000       9,604,000
                                                                                        -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $ 6,129,000     $ 3,924,000     $ 9,752,000
                                                                                        -----------     -----------     -----------
                                                                                        -----------     -----------     -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCINGACTIVITIES:
     Preferred shares issued as part of the purchase price for the acquisition of real estate:
          Fair value of assets acquired                                                 $44,969,000               -               -
          Liabilities assumed                                                            36,993,000               -               -
                                                                                        -----------     -----------     -----------
          Preferred shares issued                                                        $7,976,000               -               -
                                                                                        -----------     -----------     -----------
                                                                                        -----------     -----------     -----------
     Accretion of discount on increasing rate preferred shares                              $95,000               -               -
                                                                                        -----------     -----------     -----------
                                                                                        -----------     -----------     -----------

     The Company declared a distribution of $0.48 per common share, payable to shareholders of record as of
       December 28, 1995.  The distribution of $4,955,000 was paid on January 17, 1996.
     The Company declared a distribution of $0.48 per common share, payable to shareholders of record as of
       December 28, 1994.  The distribution of $4,951,000 was paid on January 12, 1995.
     The Company declared a distribution of $0.46 per common share, payable to shareholders of record as of
       December 30, 1993.  The distribution of $4,745,000 was paid on January 11, 1994.
     The Company accrued the quarterly distribution on the preferred shares as of December 31, 1995.
       The distribution of $139,000 was paid on January 1, 1996.
     The accompanying notes are an integral part of these statements.

KRANZCO REALTY TRUST AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995 , 1994 and 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
BUSINESS AND NATURE OF OPERATIONS
Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers. In addition to its own properties, the Company provides management services for shopping centers owned by third parties. As of December 31, 1995, the Company owns 38 properties in seven northeastern and mid-Atlantic states.
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of KRT and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods.
The ultimate results could differ from those estimates.
REAL ESTATE
Real estate assets and improvements or replacements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of thirty years for buildings and the related life of the improvements or the related lease term. Maintenance and repairs are charged to expense, as incurred.
CAPITALIZED INTEREST AND TAXES
Carrying charges, principally interest and taxes, of land under development and buildings under construction are capitalized by the Company. Interest is capitalized using an interest rate which equals a weighted average interest rate on the Company's indebtedness. Capitalization ceases when construction activities are completed and the property is available for occupancy by tenants and the costs are depreciated over the estimated useful life of the property.

DEFERRED COSTS
Deferred costs relate to the organization of the Company, amounts related to the placement of debt and costs of leasing the shopping centers. Organization costs are amortized on a straight-line basis over five years. Financing costs are amortized using the effective interest method over the term of the related debt. Leasing costs are amortized on a straight-line basis over the term of the related lease.
REVENUE RECOGNITION
Minimum rental income is recognized on a straight-line basis over the term of the lease agreements regardless of when payments are due and accrued rents are included in rents receivable. Certain lease agreements contain provisions which provide for additional rents based on tenants' sales volume and reimbursement of the tenants' share of real estate taxes and certain common area maintenance costs. These additional rents are reflected on the accrual basis.
PER SHARE DATA
Net income per share is based on the weighted average number of common shares of beneficial interest outstanding adjusted to give effect to common share equivalents. The weighted average number of shares used in the computations was 10,319,464, 10,315,497 and 8,590,850 in 1995, 1994 and 1993, respectively.
STATEMENT OF CASH FLOWS
Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $14,532,000, $9,386,000, and $9,210,000 for the years ended December 31,
1995, 1994 and 1993, respectively, which includes $1,660,000 for the year ended December 31, 1993 for interest rate protection agreements (see Note 3). INCOME TAXES
The Company and its subsidiaries file a consolidated Federal income tax return.
 KRT intends to maintain its election to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Code. Accordingly, no provision for Federal income taxes has been reflected in the financial statements. The Company is subject to a Federal excise tax computed on a calendar year basis. The excise tax equals 4% of the excess, if any, of 85% of the Company's ordinary income plus 95% of any capital gain income for the calendar year over cash distributions during the calendar year, as defined.
 No provision for excise tax has been reflected in the financial statements as no tax was due. Earnings and profits, which will determine the taxability of distributions to stockholders, will differ from net income reported for financial reporting purposes due to the differences in the cost basis for Federal tax purposes and in the estimated useful lives used to compute depreciation. The cost basis of the shopping center properties for Federal tax purposes was $383,113,000 as of December 31, 1995.

RECLASSIFICATIONS
Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.

2. ORGANIZATION AND PUBLIC OFFERINGS OF SHARES OF BENEFICIAL INTEREST:
The Company completed its initial public offering of shares of beneficial interest and commenced operations on November 19, 1992. In 1993, the Company issued 2.25 million common shares of beneficial interest to the public at a price of $24 per share which resulted in net proceeds of approximately $50,500,000. The Company used a portion of the net proceeds to repay the outstanding acquisition indebtedness from Nomura Asset Capital Corporation of
$24,100,000.   In addition, the Company purchased additional interest rate protection for the $100,000,000 Mortgage Loan for $1,660,000 and funded $2,000,000 into the cash capital reserve improvement fund for such loan (see
Note 3).

3. INDEBTEDNESS:
At December 31, 1995 and 1994, the Company had mortgages and notes payable outstanding of $204,247,000 and $160,771,000, respectively. Concurrent with the initial public offering, one of the Company's subsidiaries, KRT Property Holdings, Inc., borrowed $100,000,000 and issued a mortgage (the "Mortgage Loan") to KRT Mortgage Securities Trust, a Real Estate Mortgage Investment Conduit (the "REMIC"). The net proceeds of approximately $88,144,000, after costs of approximately $11,856,000 including $7,500,000 for interest rate protection agreements, were used to acquire certain shopping centers. Interest is payable monthly at the 90-day London Interbank Offering Rate ("LIBOR") plus 200 basis points. The rate is reset quarterly on February 10, May 10, August 10 and November 10 of each year until maturity. During 1993, KRT purchased additional interest rate protection for $1,660,000 which further limits its exposure to increases in LIBOR, resulting in Mortgage Loan interest rates limited to:

     November, 1993 to November, 1994               6.25%
     November, 1994 to November, 1995               6.75%
     November, 1995 to November, 1996               6.75%
     November, 1996 to November, 1997               6.75%
     November, 1997 to November, 1998               8.75%
     November, 1998 to November, 1999               8.75%
     November, 1999 to November, 2000              10.25%
     November, 2000 to November, 2001              10.25%

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate protection agreements. However, the Company does not anticipate nonperformance by the counterparties. During 1995 and 1994, increases in LIBOR resulted in mortgage loan interest rates above limits provided by the interest rate protection agreements. Interest expense for the year ended December 31, 1995 and 1994 on the accompanying statements of operations is shown net of reimbursements of $1,310,000 and $390,000, respectively, relating to the interest rate protection agreements and capitalized interest of $320,000 and $943,000, respectively.

The Mortgage Loan is nonrecourse and principal payments are due as follows:
$41,700,000 in 1999, $41,700,000 in 2000 and $16,600,000 in 2001.  The
effective interest rate payable on the Mortgage Loan was 6.75%, 6.75% and 5.50% at December 31, 1995, 1994 and 1993, respectively.

As a condition of the Mortgage Loan, KRT was required to establish a capital reserve improvement fund. Furthermore, if the adjusted net operating income, as defined, of the twenty-one properties pledged as collateral for the Mortgage Loan falls below $20,000,000 for any four consecutive quarters, KRT must
increase the reserve by $3,000,000 at the rate of $750,000 each quarter.    If
KRT subsequently increases net operating income to $22,000,000, the reserve may be reduced to the original $3,000,000 amount. The reserve may be used to fund costs related to leasing, installation of tenants and capital improvements. As of December 31, 1995, 1994 and 1993, the Company was in compliance with these covenants and no additional reserve is required.

The REMIC issued two types of certificates: Series A-1 Commercial Mortgage Modified Pass-Through Principal/Interest Certificates (the "Series A-1 Certificates") and Series A-2 Commercial Mortgage Modified Pass-Through Interest-Only Certificates (the "Series A-2 Certificates"). The Series A-1 Certificates entitle the holder to principal payments of $100,000,000 and interest at LIBOR plus 135 basis points. The Series A-2 Certificates provide for payments of interest only at 65 basis points calculated on a notional amount of $100,000,000. On February 23, 1993, the Company purchased all of the outstanding Series A-2 Certificates for $3,000,000. This cost is being amortized using the effective interest method over the remaining life of the Mortgage Loan.

Other secured mortgages and notes payable are nonrecourse and are payable in installments over various terms through 2004 at interest rates ranging from 6.00% to 10.50%.

Aggregate principal payments on all outstanding indebtedness are due, as follows:
     1996        $    54,188,000
     1997                941,000
     1998              2,160,000
     1999             65,853,000
     2000             42,265,000
     Thereafter       38,840,000
                     -----------
                    $204,247,000
                     -----------

The Company is currently seeking to refinance its maturing debt and believes
they  will successfully complete a transaction(s) at market rates.   Upon
refinancing, the Company will write off any unamortized deferred financing costs related to the debt repaid.

The carrying values of the long-term debt at December 31, 1995 and 1994 were approximately equal to their respective fair values, as determined by using year-end interest rates and market conditions. The fair value at December 31, 1995 of the unamortized balance of $5,245,000 in interest rate protection agreements discussed above was approximately $2,483,000.

In April 1995, the Company assumed mortgages payable of approximately $36,900,000 in connection with the acquisition of five shopping centers. These mortgages have maturity dates ranging from 1996 through 2004. Three of the five mortgages assumed have fixed interest rates ranging from 8.0% to 10.5%. The outstanding principal balance on these mortgages at December 31, 1995 was approximately $25,611,000. The other two mortgages assumed have interest rates payable at prime plus 1% and prime plus 1/2%, respectively. The outstanding principal balance on these mortgages at December 31, 1995 was approximately $10,557,000.

In February 1995, the Company obtained a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at that bank's prime rate. The weighted average interest rate for this line
was 8.73% for the year ended December 31, 1995.    The outstanding borrowings
under this facility was $500,000 as of December 31, 1995. The principal is due at maturity on June 30, 1996 and the facility is renewable annually.

During 1994, the Company obtained a $7,000,000 secured line of credit from
Nomura Asset Capital Corporation.   As of December 31, 1995 and 1994,  the
Company has fully utilized this line to fund improvements at various centers and to acquire a parcel of land adjacent to the Barn Plaza Shopping

Center. Interest is payable at 30-day LIBOR plus 250 basis points, if the borrowing is less than 80% of the purchase price, or 450 basis points if the borrowing is equal to or greater than 80% of the purchase price. The weighted average interest rate on this line was 8.49% for the year ended December 31, 1995. The principal is due at maturity on June 30, 1996.

In 1993 the Company obtained a $50,000,000 secured line of credit from Nomura Asset Capital Corporation for acquisitions. Interest is payable at 30-day LIBOR plus 250 basis points, if the borrowing is less than 80% of the purchase price, or 450 basis points if the borrowing is equal to or greater than 80% of the purchase price. The weighted average interest rate on this line was 8.49% for the year ended December 31, 1995. The outstanding principal balance of this line of credit was $23,000,000 and $15,500,000 at December 31, 1995 and 1994, respectively. The principal is due at maturity on June 30, 1996.


4. RISKS AND UNCERTAINTIES:
The retailing industry has had numerous entities file for bankruptcy protection in recent months. The Company has been affected by the bankruptcy filing of four anchor tenants , Bradlees, Caldor, Jamesway and Rickels and several smaller tenants at various properties in the portfolio.

The Company monitors each situation closely and believes that its reserves are
adequate.   In general, the Company believes in the event certain leases are disaffirmed by the anchor tenants named above, the existing lease terms are at or below market rental rates and could be relet. The Company's releasing assumptions provides for the related capital costs of retenanting including
capital improvements, tenant allowances and leasing commissions.    Effective
February 29, 1996, Jamesway has indicated that they will disaffirm their leases at the two locations in which they had operated. The Jamesway stores were approximately 60,000 and 76,000 square feet, respectively, and the average rent paid by Jamesway for these locations was approximately $2.60 per square foot.

5. OPERATING LEASES:
The Company's shopping centers are leased to tenants under operating leases with expiration dates extending to the year 2021. Future minimum rentals under noncancellable operating leases, excluding tenant reimbursements of operating expenses and additional contingent rentals based on tenants' sales volume as of December 31, 1995 are as follows:

     1996         $39,325,000
     1997         $36,623,000
     1998         $33,711,000
     1999         $31,016,000
     2000         $29,576,000
     Thereafter  $185,896,000

The revenue resulting from straight-line rental income adjustments for the years ended December 31, 1995, 1994 and 1993 was $1,214,000, $1,703,000 and
$1,259,000, respectively. No tenant represented more than 10% of the minimum rental revenues for 1995, 1994 or 1993.

6. DISTRIBUTIONS:
On December 6, 1995, the Trustees declared a cash distribution of $0.48 per common share, payable on January 17, 1996 to common shareholders of record on
December 28, 1995.   The Company declared distributions of $1.92, $1.90  and
$1.84 per common share for the years ended December 31, 1995, 1994 and 1993, respectively. The Company determined that $1.10, $1.05 and $1.27 per common share of the distributions represented ordinary income to the recipient and $0.82, $0.85 and $0.57 per common share represented a return of capital in 1995, 1994 and 1993, respectively.

7. SHARE OPTION PLANS,  INCENTIVE PLAN  AND WARRANTS:
The Company has provided share option plans for the employees and trustees of the Company. The employees' plan has a maximum of 300,000 shares available for issuance and the trustees' plan has a maximum of 700,000 shares available for issuance. Pursuant to the plans, 133,200 options (with an exercise price of $20.00 per share) have been granted to employees and 381,800 options (with exercise prices ranging from $17.125 to $21.50 per share) have been granted to the trustees, with an exercise price not less than the fair market value on the grant date. The options are exercisable at the date of grant and expire ten years after the date of grant. The following table shows the activity and balances for each stock option plan:

                                   Trustee Plan                       Employee Plan
                                 1995      1994                      1995      1994
Outstanding, beginning            663,800    642,800                  151,200    151,200
Granted at
     $21.50 per share                   -      6,000                        -          -
     $17.125 per share                  -     15,000                        -          -
     $18.375 per share              3,000          -                        -          -
Exercised at
     $20.00 per share                   -          -                        -          -
Retired                         (285,000)          -                 (18,000)          -
                                 --------   --------                 --------   --------
Outstanding, ending               381,800    663,800                  133,200    151,200
                                 --------   --------                 --------   --------

On June 6, 1995 the shareholders approved the Company's 1995 Incentive Plan. The purpose of the Incentive Plan is to align the interests of the Company's trustees, executive officers, key employees, advisors and consultants with those of the shareholders and to enable the Company to attract, compensate and retain trustees, executive officers, key employees, advisors and consultants and provide them with appropriate incentives and rewards for performance. Awards under the Incentive Plan may take the form of share options ("Options"), including corresponding share appreciation rights ("SARs") and reload options, and in the case of employees, restricted share awards, and share purchase awards. Awards under the Incentive Plan may be granted in combination with other awards, including Options granted under the Company's 1992 Employee Share Option Plan and the Trustee Plan. The maximum number of Common Shares that may be the subject of awards under the Incentive Plan is 1,000,000 Common Shares. The Incentive Plan provides that in any given year, the maximum number of Common Shares with respect to which Options or SARs may be granted to any employee is 100,000 Common Shares. During 1995, 285,000 options were granted under the Incentive Plan at prices ranging from $17.125 to $20 per share to a former officer and trustee. These options were replaced by 285,000 options which were retired under the Trustee Plan at the same prices. During 1995, 7,361 restricted shares were issued to employees and officers of the Company at the then market price of $17.875 per share. The shares will vest with the employees over various periods of time.

In connection with the acquisition of certain unaffiliated shopping center properties, the Company issued 191,429 warrants in November 1992 to purchase common shares of beneficial interest. These warrants are exercisable within five years after issuance at $26 per share.

8. COMMITMENTS AND CONTINGENCIES:
The Company rents office space in Conshohocken, Pennsylvania, under the terms of a net lease from two officers of the Company. The minimum annual rental under the lease is $154,000 and the lease expires January 15, 1999. During 1995, 1994 and 1993, the Company paid $154,000 in annual rent, respectively.

9. 401 (K) PLAN:
During 1993, the Company adopted a 401(k) Plan covering substantially all of the officers and employees of the Company and subsidiaries which permits participants to defer up to a maximum of 10% of their compensation. The Company, at its discretion, may match up to 50% of the initial five percent of the employees' contributions and may also make an additional discretionary contribution. The employees' contributions, together with contributions from the Company are generally fully vested and are fully funded as of December 31, 1995 and 1994. The Company's contributions to the Plan for the years ended December 31, 1995, 1994 and 1993 were $60,000, $61,000 and $60,000, respectively.

10.  ACQUISITIONS:
The Company acquired five shopping centers during the year ended December 31, 1995 for approximately $49,300,000 which were accounted for by the purchase method. The results of operations of each center were included from the respective purchase date. The pro forma financial information presented below may not be indicative of results that would have been reported if the acquisitions had occurred on January 1, 1995 and 1994, respectively.

Year ended December 31,1995(Unaudited)
Pro forma total revenues                    $55,156,000
Pro forma net income available for common
shareholders                                $9,048,000
Pro forma net income  per share             $0.88
Year ended December 31,1994(Unaudited)
Pro forma total revenues                    $50,883,000
Pro forma net income available for common
shareholders                                $8,611,000
Pro forma net income  per share             $0.83

In 1994, the Company acquired four shopping centers for approximately $48,792,000 which were accounted for by the purchase method. The results of operations of each center were included from the respective purchase date. The pro forma financial information presented below may not be indicative of results that would have been reported if the acquisitions had occurred on January 1, 1994 and 1993, respectively.

Year ended December 31, 1994(Unaudited)
Pro forma total revenues                    $46,918,000
Pro forma net income                        $9,908,000
Pro forma net income  per share             $0.96
Year ended December 31, 1993(Unaudited)
Pro forma total revenues                    $45,035,000
Pro forma net income                        $10,905,000
Pro forma net income  per share             $1.27

11. PREFERRED SHARES OF BENEFICIAL INTEREST:
In connection with the purchase of the five shopping centers in April 1995, the Company issued 11,155 shares of Series A Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $.01 par value per share, of Kranzco Realty Trust (the "Preferred Shares") at a face amount of
$11,155,000.    The Preferred Shares were valued for accounting purposes based on the fair value of the assets acquired and recorded of approximately $7,976,000, net of issuance costs. The Preferred Shares have an initial distribution rate of 5.0% per annum with increases of 0.25% per annum up to a maximum rate of 6.5% per annum. The Company recorded a discount of approximately $467,000 at the time of issuance which represents the present value of the difference between the total distributions to be paid in the seven year period prior to commencement of the perpetual distribution and the perpetual distribution amount for that same seven year period. This amount is accreted on an effective interest method over the seven years. The Preferred Shares are redeemable by the Company at any time at their liquidation preference and are convertible into the Company's Common Shares of Beneficial Interest (the "Common Shares"), 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversion dates as they received as a holder of the Preferred Shares.

12. INTERIM RESULTS  (Unaudited):
The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 1995 and 1994.

Year ended December 31, 1995
                                   Net Income          Net Income
                                   For Common          Per Common
                    Revenues      Shareholders           Share
First Quarter     $ 12,257,000    $2,482,000            $.24
Second Quarter      13,172,000     2,248,000             .22
Third Quarter       13,710,000     2,275,000             .22
Fourth Quarter      14,331,000     2,387,000             .23
Year ended December 31, 1994
                                   Net Income          Net Income
                                   For Common          Per Common
                    Revenues      Shareholders           Share
First Quarter     $ 10,567,000    $2,138,000            $.21
Second Quarter      10,528,000     2,357,000             .23
Third Quarter       11,504,000     2,579,000             .25
Fourth Quarter      12,441,000     2,793,000             .27

Per share amounts are based on weighted average shares outstanding each quarter and may not equate to the full year due to increases in shares outstanding.

13. NEW PRONOUNCEMENTS:

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" which prescribes the accounting treatment for recognizing impairment losses which the Company plans to adopt on January 1, 1996. The Company believes the effect of this pronouncement will not have any material financial statement impact upon adoption in 1996.

<AUDIT-REPORT>
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Kranzco Realty Trust and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 21, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule referred to in
Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Philadelphia, Pennsylvania
February 21, 1996
</AUDIT-REPORT>

Kranzco Realty Trust                            Schedule III
Real Estate and Accumulated Depreciation - December 31, 1995
Column A                   Column B                Column C     Column D     Column E       Column F     Column G     Column I
                                                                                                         & H
                           Encumbrances
                  --------------------------------              Cost of       Amount at
                                      Balance at   Initial      Improvements  Which Carried              Date
Description       Interest   Maturity December 31, Cost         Net of        December 31,  Accumulated  Constructed  Depreciable
                  Rate       Date     1995         to Trust     Retirements   1995          Depreciation or Acquired  Life (Yrs)
----------------------------------------------------------------------------------------------------------------------------------
Shopping Centers:
A & P Mamaroneck
 Land             <F1>       <F2>     $    680,000 $    287,710 $          0  $     287,710
 Buildings and
 improvements                                         1,150,837        5,731      1,156,568 $    119,941    11/19/92            30
Anneslie
 Land             <F4>       06/30/96    5,500,000    1,348,713            0      1,348,713
 Buildings and
 improvements                                         5,394,854      406,448      5,801,302      472,623    06/29/93            30
Barn Plaza
 Land             <F1>       <F2>        5,480,000    1,284,790      306,206      1,590,996
 Buildings and
 improvements                                         6,808,226    3,449,914     10,258,140    1,039,359    11/19/92         10-30
Bensalem Square
 Land             <F1>       <F2>        2,950,000    1,185,101      106,403      1,291,504
 Buildings and
 improvements                                         4,532,826       37,730      4,570,556      474,232    11/19/92            30
Best Plaza
 Land             <F4>       06/30/96    7,000,000    1,693,227          531      1,693,758
 Buildings and
 improvements                                         6,772,906        2,123      6,775,029      509,931    09/28/93            30
Bethlehem Square
 Land             <F1>       <F2>       10,200,000    4,816,318          145      4,816,464
 Buildings and
 improvements                                        19,265,294    1,200,849     20,466,144    2,191,055    11/19/92         10-30
Bradford Mall
 Land             <F1>       <F2>        3,260,000    1,518,627       17,725      1,536,352
 Buildings and
 improvements                                         5,954,606      463,358      6,417,964      686,229    11/19/92            30
Bristol
 Land             <F1>       <F2>        8,630,000    3,092,633            0      3,092,633
 Buildings and
 improvements                                        13,959,722    1,363,503     15,323,225    1,534,136    11/19/92         10-30
Campus Village
 Land             8%         12/01/02    2,795,000      951,663        1,762        953,426
 Buildings and
 improvements                                         3,013,600        6,797      3,020,397       70,112    04/19/95            30
Collegetown
 Land             9.375%     05/01/96    6,403,000    1,901,831        9,704      1,911,535
 Buildings and
 improvements                                         7,609,275    1,238,070      8,847,345      944,948    11/19/92          5-30
Coral Hills
 Land             10.5%      08/01/99    6,605,000    3,086,879        6,104      3,092,983
 Buildings and
 improvements                                         5,732,776       12,553      5,745,328      133,355    04/19/95            30
Cross County
 Land             <F1>       <F2>       12,310,000    5,330,148            0      5,330,148
 Buildings and
 improvements                                        21,320,590    6,177,804     27,498,394    2,351,486    11/19/92         15-30
Culpeper
 Land             Prime+.05% 11/01/04    5,767,000    1,172,766       51,382      1,224,148
 Buildings and
 improvements                                         3,518,299       50,629      3,568,928       81,954    04/19/95            30
Fox Run
 Land             <F4>       08/10/99   13,789,000    7,945,202      135,482      8,080,684
 Buildings and
 improvements     6%         08/10/99    3,929,000   16,663,137      269,368     16,932,505    1,271,056    07/21/94            30
Golfland
 Land             <F1>       <F2>        2,380,000      997,368            0        997,368
 Buildings and
 improvements                                         3,989,469       40,308      4,029,777      424,668    11/19/92          5-30
Groton Square
 Land             <F1>       <F2>        8,430,000    3,490,394            0      3,490,394
 Buildings and
 improvements                                        13,986,580      354,016     14,340,596    1,549,807    11/19/92          4-30
High Ridge Plaza
 Land             <F1>       <F2>        4,110,000    1,564,430            0      1,564,430
 Buildings and
 improvements                                         6,057,721      321,691      6,379,412      644,917    11/19/92            30
Hillcrest Mall
 Land             Prime      03/31/96    6,548,000    1,415,066            0      1,415,066
 Buildings and
 improvements                                         4,416,833      202,704      4,619,537      467,201    11/19/92            30
Hillcrest Plaza
 Land             Prime+1%   05/31/96    4,790,000    1,134,826        2,056      1,136,882
 Buildings and
 improvements                                         5,957,835       16,900      5,974,735      138,698    04/19/95            30
Marumsco
 Land             9.375%     07/01/04   16,211,000    5,487,073       10,785      5,497,858
 Buildings and
 improvements                                        16,461,219       59,360     16,520,579      383,292    04/19/95            30
MacArthur Plaza
 Land             <F4>       06/30/96            0      682,696         (264)       682,432
 Buildings and
 improvements                                         2,727,666           21      2,727,687      205,280    09/28/93            30
Manchester
 Land             8.125%     11/01/98    1,833,000    1,051,958       20,197      1,072,155
 Buildings and
 improvements                                         3,092,778       64,506      3,157,284      174,326    05/24/94            30
Milford
 Land             <F1>       <F2>        1,020,000            0            0              0
 Buildings and
 improvements                                         2,123,804        8,813      2,132,617      221,228    11/19/92            30
North Ridge
 Land             <F1>       <F2>        2,900,000      590,343            0        590,343
 Buildings and
 improvements                                         2,361,369      156,851      2,518,220      257,948    11/19/92         10-30
Orange
 Land                                            0            0            0              0
 Buildings and
 improvements                                           105,724          439        106,163       11,013    11/19/92            30
Park Hills Plaza
 Land             <F1>       <F2>        6,080,000    2,752,903            0      2,752,903
 Buildings and
 improvements                                         9,976,436    1,436,275     11,412,711    1,021,763    11/19/92            30
Parkway Plaza I
 Land             <F1>       <F2>        2,930,000    1,213,750            0      1,213,750
 Buildings and
 improvements                                         4,854,998      108,929      4,963,927      514,878    11/19/92            30
Parkway Plaza II
 Land             <F1>       <F2>        2,430,000    1,032,538            0      1,032,538
 Buildings and
 improvements                                         3,930,151       20,593      3,950,744      409,672    11/19/92            30
Pilgrim Gardens
 Land             Prime      03/31/96    5,077,000    1,056,600            0      1,056,600
 Buildings and
 improvements                                         4,083,178      443,975      4,527,153      455,433    11/19/92          5-30
Port Washington
 Land             <F1>       <F2>          280,000       50,000            0         50,000
 Buildings and
 improvements                                           600,026        2,697        602,723       62,516    11/19/92            30
69th Street
 Land             <F4>       06/30/96    2,500,000      730,424        3,542        733,966
 Buildings and
 improvements                                         2,921,696       26,669      2,948,365      187,857    02/15/94            30
Stratford Square
 Land             <F1>       <F2>        6,650,000    3,057,993      159,420      3,217,413
 Buildings and
 improvements                                        12,231,971       70,446     12,302,417    1,276,454    11/19/92         10-30
Street Road Plaza
 Land             <F4>       06/30/96    2,000,000    1,796,172       32,963      1,829,135
 Buildings and
 improvements                                         5,159,488      824,578      5,984,066      422,166    09/28/93            30
Suburban Plaza
 Land             <F4>       06/30/96   13,000,000    3,277,322        4,784      3,282,106
 Buildings and
 improvements                                        13,109,289       18,736     13,128,025      838,547    02/15/94            30
Valley Forge
 Land             <F1>       <F2>        2,770,000      972,663          309        972,972
 Buildings and
 improvements                                         4,006,745        1,234      4,007,979      416,380    11/19/92            30
Village Square
 Land             <F1>       <F2>        1,360,000      371,566            0        371,566
 Buildings and
 improvements                                         1,486,265       57,709      1,543,974      163,671    11/19/92            30
Wampanoag Plaza
 Land             <F1>       <F2>        5,100,000    1,583,670          230      1,583,900
 Buildings and
 improvements                                         8,606,897    1,239,633      9,846,530    1,110,917    11/19/92          5-30
Whitehall Square
 Land             <F1>       <F2>       10,050,000    4,522,056       69,148      4,591,205
 Buildings and
 improvements                                        18,088,227      492,065     18,580,293    1,912,865    11/19/92            30
                                      ------------ ------------  -----------  ------------- ------------
Total                                 $203,747,000 $346,480,734 $ 21,592,641  $ 368,073,375 $ 25,151,911

<F1>
The interest rate is 200 basis points over 90-day LIBOR.
<F2>
The total of $100,000,000 is due in three installments of $41,700,000 in 1999, $41,700,000 in 2000, and $16,600,000 in 2001.
<F3>
The aggregate cost for Federal income tax purposes is $383,113,000.
<F4>
The interest rate is 250 basis points over 30-day LIBOR.
<F5>
Reconciliation of amount shown in column E:
 Balance at beginning of period, December 31, 1994                        $318,870,026
 Additions during period:
  Land                                                    $12,206,062
  Buildings and
  improvements                                             36,997,287
                                                           49,203,349
 Deductions during the period
  Retirements                                                       0
  Properties sold                                                   0
                                                                    0

 Balance December 31, 1995                                                $368,073,375
<F6>
Reconciliation of amount shown in column F:
 Balance at beginning of period, December 31, 1994                         $15,494,399
 Additions during period:
  Buildings and
  improvements                                             $9,657,512
                                                                             9,657,512
 Deductions during the period
  Retirements                                                       0
  Properties sold                                                   0
                                                                    0
 Balance December 31, 1995                                                 $25,151,911

EXHIBIT INDEX


                                                               Sequentially
                                                                Numbered
                                                                  Page

Exhibit
No.       Description

3.1 Amended and Restated Declaration of Kranzco Realty Trust. (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement No.33-49434.)

3.2 Bylaws, as amended.   (Incorporated by reference to Exhibit 3.2 of the
Company's Registration Statement No.33-49434.)

4.1 Specimen certificate for Common Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.33-49434.)

4.2 Warrant to purchase 170,000 Common Shares of Kranzco Realty Trust, dated November 19, 1992, issued to the Chapter 11 Estate of Bernard J. Rosenhein and
the subsequently consolidated entities.   (Incorporated by reference to Exhibit
4.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

4.3 Warrant to purchase 21,429 Common Shares of Kranzco Realty Trust, dated November 19, 1992 issued to David Goldman. (Incorporated by reference to
Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

4.4 Article Supplementary for the Series A Preferred Shares of Beneficial Interest.

10.1 Kranzco Realty Trust 1992 Employees Share Option Plan, as amended. (Incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

10.2 Kranzco Realty Trust 1992 Employees Share Option Plan, amended. (Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

10.3.   Loan Agreement, dated as of November 19, 1992, between KRT Mortgage
Securities Trust and KRT Property Holdings, Inc.   (Incorporated by reference
to Exhibit 28.1 of the Company's Report on Form 8-K dated December 17, 1992.)

10.4    Mortgage Promissory Note, dated November 19, 1992, made by KRT Property
Holdings, Inc., in favor of KRT Mortgage Securities Trust.   (Incorporated by
reference to Exhibit 28.2 of the Company's Report on Form 8-K dated December 17, 1992.)

10.5 Collection Account and Reserve Account Agreement, dated as of November 19, 1992, by and among KRT Property Holdings, Inc., Norwest Bank Minnesota, National Association, as account agent, Kranzco Realty Trust, KRT Mortgage Securities Trust and Norwest Bank Minnesota, National Association, as trustee. (Incorporated by reference to Exhibit 28.3 of the Company's Report on Form 8-K dated December 17, 1992.)

10.6 Environmental Indemnity Agreement, dated as of November 19, 1992, by and among KRT Property Holdings, Inc., KRT Mortgage Securities Trust and Norwest Bank Minnesota, National Association, as trustee. (Incorporated by reference to Exhibit 28.4 of the Company's Report on Form 8-K dated December 17, 1992.)

10.7 Representations Agreement, dated as of November 19, 1992, by and among KRT Mortgage Securities Trust, Cargill Financial Services Corporation and KRT
Property Holdings, Inc.   (Incorporated by reference to Exhibit 28.5 of the
Company's Report on Form 8-K dated December 17, 1992.)

10.8 Interest Rate and Currency Exchange Agreement, dated as of November 10, 1992, between Societe Generale, New York Branch, and KRT Property Holdings,
Inc.   (Incorporated by reference to Exhibit 28.6 of the Company's Report on
Form 8-K dated December 17, 1992.)

10.9 Letter Agreement, dated November 12, 1992, between Societe Generale, New York Branch, and KRT Property Holdings, Inc. regarding rate caps. (Incorporated by reference to Exhibit 28.7 of the Company's Report on Form 8-K dated December 17, 1992.)

10.10 Letter Agreement, dated October 1, 1993, between Morgan Guaranty Trust Company of New York and KRT Property Holdings, Inc., regarding rate caps. (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K dated March 17, 1994.)

10.11 Subordination Agreement, dated as of November 19, 1992, by and among KRT Mortgage Securities Trust, Kranzco Realty Trust, KRT Property Holdings, Inc. and Cargill Financial Services Corporation. (Incorporated by reference to
Exhibit 28.8 of the Company's Report on Form 8-K dated December 17, 1992.)

10.12 Security Agreement, dated as of November 19, 1992, KRT Property Holdings, Inc., Norwest Bank Minnesota, National Association, as trustee of KRT
Mortgage Securities Trust.   (Incorporated by reference to Exhibit 28.9 of the
Company's Report on Form 8-K dated December 17, 1992.)

10.13 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19,
1992, with respect to Barn Plaza.   (Incorporated by reference to Exhibit 28.10
of the Company's Report on Form 8-K dated December 17, 1992.)

10.14 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Bradford Mall. (Incorporated by reference to Exhibit
28.11 of the Company's Report on Form 8-K dated December 17, 1992.)

10.15 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Bristol Commerce Park. (Incorporated by reference to Exhibit 28.12 of the Company's Report on Form 8-K dated December 17, 1992.)

10.16 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19,
1992, with respect to Park Hills Plaza.    (Incorporated by reference to
Exhibit 28.13 of the Company's Report on Form 8-K dated December 17, 1992.)

10.17 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19,
1992, with respect to Valley Forge Mall.    (Incorporated by reference to
Exhibit 28.14 of the Company's Report on Form 8-K dated December 17, 1992.)

10.18 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19,
1992, with respect to Bensalem Square Shopping Center.    (Incorporated by
reference to Exhibit 28.15 of the Company's Report on Form 8-K dated December 17, 1992.)

10.19 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19,
1992, with respect to Bethlehem Square Shopping Center.    (Incorporated by
reference to Exhibit 28.16 of the Company's Report on Form 8-K dated December 17, 1992.)

10.20 Open-End Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19,
1992, with respect to Whitehall Shopping Center.    (Incorporated by reference
to Exhibit 28.17 of the Company's Report on Form 8-K dated December 17, 1992.)

10.21 Mortgage, Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Wampanoag Plaza. (Incorporated by reference to Exhibit 28.18 of the Company's Report on Form 8-K dated December 17, 1992.)

10.22 Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Golfland Shopping Center. (Incorporated by reference to Exhibit 28.19 of the Company's Report on Form 8-K dated December 17, 1992.)

10.23 Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Groton Square Shopping Center. (Incorporated by reference to Exhibit 28.20 of the Company's Report on Form 8-K dated December 17, 1992.)

10.24 Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Milford Shopping Center. (Incorporated by reference to Exhibit 28.21 of the Company's Report on Form 8-K dated December 17, 1992.)

10.25 Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Parkway Plaza I Shopping Center. (Incorporated by reference to Exhibit 28.22 of the Company's Report on Form 8-K dated December 17, 1992.)

10.26 Mortgage Deed, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to Stratford Square Shopping Center. (Incorporated by reference to Exhibit 28.23 of the Company's Report on Form 8-K dated December 17, 1992.)

10.27 Fee and Leasehold Mortgage Consolidation and Spreader Agreement, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from KRT Property Holdings, Inc. to KRT Mortgage Securities Trust, dated November 19, 1992, with respect to A&P Mamaroneck Shopping Center, Cross County Shopping Center, High Ridge Shopping Center, North Ridge Shopping Center, Port Washington Shopping Center and Village Square Shopping Center. (Incorporated by reference to Exhibit 28.24 of the Company's Report on Form 8-K dated December 17, 1992.)

10.28   Loan Agreement, dated as of November 19, 1992, by and between KRT
Property Holdings, Inc. and Parkway Plaza II Corp.   (Incorporated by reference
to Exhibit 28.25 of the Company's Report on Form 8-K dated December 17, 1992.)

10.29   Mortgage Promissory Note, dated November 19, 1992, made by Parkway
Plaza II Corp. in favor of KRT Property Holdings, Inc.   (Incorporated by
reference to Exhibit 28.26 of the Company's Report on Form 8-K dated December 17, 1992.)

10.30 Environmental Indemnity Agreement, dated as of November 19, 1992, by and between KRT Property Holdings, Inc. and Parkway Plaza II Corp. (Incorporated by reference to Exhibit 28.27 of the Company's Report on Form 8-K dated December 17, 1992.)

10.31   Security Agreement, dated as of November 19, 1992, by and between KRT
Property Holdings, Inc. and Parkway Plaza II Corp.   (Incorporated by reference
to Exhibit 28.28 of the Company's Report on Form 8-K dated December 17, 1992.)

10.32 Mortgage Deed, Leasehold Mortgage Deed, Assignment of Leases and Rents, Security Agreement and Fixture Financing Statement from Parkway Plaza II Corp. to KRT Property Holdings, Inc. dated November 19, 1992, with respect to Parkway Plaza II Shopping Center. (Incorporated by reference to Exhibit 28.29 of the Company's Report on Form 8-K dated December 17, 1992.)

10.33 Collateral Assignment Agreement, dated as of November 19, 1992, by and between KRT Property Holdings, Inc. and KRT Mortgage Securities Trust. (Incorporated by reference to Exhibit 28.30 of the Company's Report on Form 8-K dated December 17, 1992.)

10.34 Trust and Servicing Agreement, dated November 19, 1992, by and among the parties listed on Schedule A thereto, KRT Property Holdings, Inc. and
Norwest Bank Minnesota, National Association.   (Incorporated by reference to
Exhibit 28.31 of the Company's Report on Form 8-K dated December 17, 1992.)

10.35 Note Purchase Agreement dated February 15, 1994 among Nomura Asset Capital Corporation, KR Suburban, L.P., KR 69th Street, L.P. and Kranzco Realty
Trust.    (Incorporated by reference to Exhibit 10.35 of the Company's Annual
Report on Form 10-K dated March 17, 1994.)

10.36 Repurchase Agreement dated February 15, 1994 between Kranzco Realty Trust and Nomura Asset Capital Corporation. (Incorporated by reference to
Exhibit 10.36 of the Company's Annual Report on Form 10-K dated March 17,
1994.)

10.37 $50 Million Senior Secured Floating Rate Note due 1996 issued by KR Suburban, L.P. and KR 69th Street, L.P. in favor of Nomura Asset Capital Corporation. (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K dated March 17, 1994.)

10.38 Kranzco Realty Trust 1995 Incentive Plan. (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 No. 33-94294.)

21.1    Subsidiaries of Kranzco Realty Trust.

23.1    Consent of Arthur Andersen LLP.

27     Financial Data Schedule Article 5 Included for Electronic Data
Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of income and is qualified in its entirety by reference to such financial statements.

EXHIBIT 21.1

SUBSIDIARIES OF THE REGISTRANT


Kranzco Realty Trust is the sole shareholder of the following entities:
             NAME                        JURISDICTION OF INCORPORATION
1.  KRT Property Holdings, Inc.                     Maryland
2.  Parkway Plaza II Corp.                          Maryland
3.  KR Trust One, Inc.                              Maryland
4.  KR Best Associates, Inc.                       Pennsylvania
5.  KR Street, Inc.                                Pennsylvania
6.  KR MacArthur, Inc.                             Pennsylvania
7.  KR 69th Street, Inc.                           Pennsylvania
8.  KR Suburban, Inc.                               New Jersey
9.  Lilac Connecticut Corp.                        Connecticut
10. KR Manchester, Inc.                            Connecticut
11. KR Fox Run, Inc.                                Maryland
12. KR Hillcrest, Inc.                              Maryland
13. KR Coral Hills, Inc.                            Maryland
14. KR Culpeper, Inc.                               Maryland
15. KR Culpeper II, Inc.                            Maryland
16. KR Campus, Inc.                                 Maryland
17. KR Campus II, Inc.                              Maryland
18. KR Marumsco, Inc.                               Maryland
19. KR Marumsco II, Inc.                            Maryland
20. Lilac New York Corp.                            New York

Kranzco Realty Trust is the 99% limited partner of the following entities:
                                                                     JURISDICTION OF
        NAME                                                            FORMATION
1.  KR Best Associates, L.P. (KR Best Associates, Inc. is sole
      general partner)                                                Pennsylvania
2.  KR Street Associates, L.P. (KR Street, Inc. is sole
      general partner)                                                Pennsylvania
3.  KR MacArthur Associates, L.P. (KR MacArthur, Inc. is sole general partner)  Pennsylvania
4.  KR 69th Street, L.P. (KR 69th Street, Inc. is sole
      general partner)                                                Pennsylvania
5.  KR Suburban, L.P. (KR Suburban, Inc. is sole
      general partner)                                                New Jersey
6.  Fox Run Limited Partnership (KR Fox Run, Inc. is sole
      general partner)                                                Alabama
7.  Hillcrest Plaza Limited Partnership (KR Hillcrest, Inc. is sole
      general partner)                                                Maryland
8.  Coral Hills Associates Limited Partnership (KR Coral Hills, Inc.
      is sole general partner)                                        Maryland
9.  Culpeper Shopping Center Joint Venture (KR Culpeper, Inc. is
      99% general partner and KR Culpeper II, Inc. is 1% general
      partner)                                                        Maryland
10. Campus Village Shopping Center Joint Venture (KR Campus, Inc. is
      99% general partner and KR Campus, II, Inc. is 1% general
      partner)                                                        Maryland
11. Marumsco-Jefferson Joint Venture (KR Marumsco, Inc. is 99%
      general partner and KR Marumsco II, Inc. is 1%
      general partner)                                                Virginia

Kranzco Realty Trust is 90% general partner of Germantown Associates, L.P., a Pennsylvania limited patnership.

EXHIBIT 23.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated February 21, 1996 included in this Form 10-K, into the Company's previously filed: Form S-3 Registration Statements File Nos. 33-75554 and 33-72076 and Form S-8 Registration Statements File Nos. 33-56990 and 33-94294.

Philadelphia, Pennsylvania
March 15, 1996

PROPERTY TABLE

The following table sets forth certain information as of March 1, 1996 relating to the Shopping Center Properties owned by the Company:
                                                                           Gross     Percent
Shopping Center Property   Location of     Year    Ownership       Land    Leasable   Leased
                           Shopping    Developed   Interest/       Area    Area       (4)      Anchor Tenants (lease expiration
                           Center      or Aquired  (expiration)   (acres) (Sq. Ft.)              /option expiration)
CONNECTICUT
Golfland                Orange            1984    Fee               6.20     60,580  100.00%  Pathmark (2008/2038)
Groton Square           Groton            1987    Fee              17.74    191,278  100.00%  Bradlees (2007/2027), Stop & Shop
                                                                                              (2007/2027)
Manchester Kmart Plaza  Manchester        1994    Fee              21.06    183,376   91.55%  Kmart(1997/2022), Edward's Super
                                                                                              Food Store(1998/2023)
Milford                 Milford           1966  Leasehold (2020)    3.00     25,200  100.00%  Xpect Discount Drug (1999/2009)
Orange                  Orange            1967  Leasehold (2006)    3.43     27,000  100.00%  Pergament Express (2004/2004)
Parkway Plaza I         Hamden            1982    Fee               6.55     72,630   85.06%  Pathmark (2007/2037)
Parkway Plaza II        Hamden            1985    Fee               8.00    154,634   42.52%  Kids R Us (2006/2026), Rickels
                                                                                              (2005/2035)<F1>
Stratford Square        Stratford         1984    Fee              19.58    159,432   96.64%  Pathmark (2009/2039), Marshalls
                                                                                              (2000/2010)

MARYLAND
Anneslie                Baltimore         1993    Fee               9.26    175,444  100.00%  Caldor (2011/2041)
Campus Village          College Park      1995    Fee               1.89     25,529   80.59%  None
Coral Hills             Coral Hills       1995    Fee               7.00     86,050   96.05%  Shoppers Food Warehouse (2004/2029)
Fox Run                 Prince Frederick  1994    Fee              40.87    288,278   98.84%  Kmart(2016/2066), Giant Foods
                                                                                              (2021/2051), Peebles (2012/2032),
                                                                                              Raley's Home Furnishings(2004/2014)
Hillcrest               Plaza Frederick   1995    Fee                 12    109,071   81.03%  Shoppers Food Warehouse (1999/2024)

NEW JERSEY
Collegetown             Glassboro         1989    Fee              23.00    250,223   96.41%  Kmart (1996/2016), Acme (1999/2034)
Hillcrest Mall          Phillipsburg      1985    Fee              18.00    220,985   80.77%  Superfresh (1998/2008), Rickel Home
                                                                                              Centers (2005/2030) Staples
                                                                                              (2010/2025), R&S Strauss (2010/2025)
Suburban Plaza          Hamilton          1994    Fee              23.15    239,723   98.33%  Caldor (2013/2033), Shop Rite
                                                                                              (1997/2017 )

NEW YORK
A & P Mamaroneck        Mamaroneck        1976    Fee               2.17     24,978  100.00%  A & P (2006/2016)
Cross County Square     Yonkers           1986    Fee              10.07    216,018   98.33%  Rickel Home Centers (2012/2032),
                                                                                              Kids R Us (2008/2018),
                                                                                              The Sports Authority (2010/2025),
                                                                                              T.J. Maxx (2004/2014)
High Ridge              Yonkers           1977    Fee               8.90     88,501   98.47%  Pathmark (2003/2027)
North Ridge             New Rochelle      1971    Fee               2.80     43,265   62.71%  None
Port Washington         Port Washington   1968  Leasehold (2067)    1.00     19,600   91.84%  North Shore Farms (1998/2013)
Village Square          Larchmont         1981    Fee               0.93     17,126   89.92%  Don Emilio Restaurant (1997/2002)

PENNSYLVANIA
69th Street Plaza       Upper Darby       1994    Fee               2.96     42,500  100.00%  Drug Emporium (2000/2000)
Barn Plaza              Doylestown        1987    Fee              35.00    181,264  100.00%  Acme (2007/2037), Marshalls
                                                                                              (2004/2019), Toy Warehouse(2004/2014)
Bensalem Square         Bensalem          1983    Fee              16.38     72,683   95.65%  Pathmark (2009/2039)
Best Plaza              Tredyffrin        1993    Fee              11.14    113,000  100.00%  Best Products (2010/2030)
Bethlehem Square        Bethlehem         1987    Fee              48.00    386,820  100.00%  Bradlees (2007/2025),
                                                                                              Leh's (1998/2028),,
                                                                                              Shop Rite (2010/2030) Toy Works
                                                                                              (2000/2015),Home Depot (2010/2040)
Bradford Mall           Bradford          1990    Fee<F2>          30.00    287,389   60.54%  Kmart (2004/2049)
Bristol Commerce Park   Bristol           1992    Fee              50.00    273,133   98.06%  Superfresh (2008/2038),
                                                                                              Caldor (2013/2033)
MacArthur Road          Whitehall         1993    Fee               4.74     51,100   97.82%  Drug Emporium (1996/2001),
                                                                                              Frank's Nursery (2002/2032)
Park Hills Plaza        Altoona           1985    Fee              24.00    259,664  100.00%  Weis Market (1996/2014), Dunham's
                                                                                              Sporting Goods (2004/2014), Carmlike
                                                                                              Cinemas (2006/2016), Toys R Us
                                                                                              (2015/2035), Staples (2010/2020)
                                                                                              Superpetz(2005/2015)
Pilgrim Gardens         Drexel Hill       1986    Fee               5.00     83,268   92.03%  Loehmann's (2003/2013),
                                                                                              QVC Network, Inc. (1999/1999)
Street Road             Bensalem          1993    Fee              10.35     68,031   95.59%  Drug Emporium (1997/2002),
                                                                                              Frank's Nursery (2007/2022)
Valley Forge Mall       Phoenixville      1985    Fee              18.00    173,562   54.09%  Thrift Drug (2000/2010)
Whitehall Square        Whitehall         1986    Fee              30.44    298,023  100.00%  Bradlees (2006/2024),
                                                                                              Phar Mor (2001/2016),
                                                                                              The Sports Authority (2006/2036),
                                                                                              Kids R Us (2007/2027)

RHODE ISLAND
Wampanoag Plaza         East Providence   1989    Fee              18.00    235,325   82.84%  Rx Drug (2001/2016),
                                                                                              Cherry, Webb & Touraine (2000/2005),
                                                                                              Marshalls (2001/2001),
                                                                                              Savers/TVI, Inc.(2010/2025)<F1>

VIRGINIA
Culpeper Town Mall      Culpeper          1995    Fee              27.48    131,086   89.83%  Central Tractor(2000/2010),
                                                                                              Schewel Furniture (2001/2006)
Marumsco-Jefferson Plz. Woodbridge        1995    Fee              36.00    331,224   85.34%  Giant Food Store(2004/2024),
                                                                                              Peebles (1994/2004),
                                                                                              Hub Furniture(1997/2012),
                                                                                              Frank's Nursery & Crafts(1996/1996)

        Total                                                     614.09  5,666,993   90.34%

Footnotes:
<F1>
(1) Includes space for which rent is being paid but which is not presently occupied.
<F2>
(2) 84,692 square feet gross leasable area is subject to a ground lease which expires in 2004.