Form 10-Q
period 1996-03-31
KRANZCO REALTY TRUST
filed 1996-05-14
CIK 889427

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

Commission File Number 1-11478

	KRANZCO REALTY TRUST
(Exact Name of Registrant as Specified in Charter)

	Maryland
(State of Other Jurisdiction of
Incorporation or Organization)

	23-2691327
(IRS Employer Identification No.)

	128 Fayette Street, Conshohocken, Pennsylvania		  19428
(Address of Principal Executive Offices)            	(Zip Code)


Registrant's Telephone Number, Including Area Code
(610) 941-9292

N/A
Former Name, Former Address and Former Fiscal Year, if Changes Since
Last Report.


     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

KRANZCO REALTY TRUST
QUARTERLY REPORT FOR THE PERIOD ENDED
MARCH 31, 1996


INDEX

PART I.																PAGE

   Item 1. 	Financial Statements									 1

   Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations				10


PART II.	Other Information

   Item 1.	Legal Proceedings										13

   Item 2.	Changes in Securities									13

   Item 3.	Defaults upon Mortgages and Notes Payable				13

   Item 4.	Submission of Matters to a Vote of Security Holders		13

   Item 5.	Other Information										13

   Item 6.	Exhibits and Reports on Form 8-K						13


SIGNATURES															14

PART I

    Kranzco Realty Trust and Subsidiaries
    Consolidated Balance Sheets

March 31,      December 31,

1996             1995

- - ------------    ------------

(Unaudited)
ASSETS:
    Shopping center properties owned, at cost
      Land
$ 75,478,000    $ 75,386,000
      Buildings and improvements
292,799,000     292,687,000

- - ------------    ------------

368,277,000     368,073,000
    Less-accumulated depreciation
27,670,000      25,152,000

- - ------------    ------------

340,607,000     342,921,000

    Cash and cash equivalents
5,063,000       6,129,000
    Marketable securities
273,000         273,000
    Capital reserve improvement fund
219,000         216,000
    Rents and other receivables, net of allowance of
      $1,015,000 and $831,000, March 31,1996 and December 31, 1995
9,591,000       8,282,000
    Prepaid expenses
1,888,000       1,875,000
    Deferred financing costs, net of accumulated amortization of $8,371,000, and $7,633,000, March 31,1996 and December 31, 1995
9,417,000      10,071,000
    Other deferred costs, net of accumulated amortization of $559,000, and $496,000, March 31,1996 and December 31, 1995
1,791,000       1,688,000
    Other assets
970,000       1,528,000

- - ------------    ------------
        Total assets
$369,819,000    $372,983,000

============    ============


LIABILITIES:
    Mortgages and notes payable
$203,811,000    $204,247,000
    Tenant security deposits
1,110,000       1,129,000
    Accounts payable and accrued expenses
2,100,000       1,875,000
    Other liabilities
873,000         756,000
    Distributions payable
5,094,000       5,094,000

- - ------------    ------------
        Total liabilities
212,988,000     213,101,000

COMMITMENTS AND CONTINGENCIES

BENEFICIARIES' EQUITY:
    Shares of beneficial interest, $0.01 par value; authorized 100,000,000 shares;
      issued and outstanding, 11,155 preferred shares, March 31, 1996 and
      December 31, 1995; 10,322,858 common shares March 31, 1996 and
      December 31, 1995, respectively
104,000         104,000
    Capital in excess of par value
186,947,000     186,914,000
    Cumulative net income available for common shareholders
31,886,000      30,029,000
    Cumulative distributions on common shares of beneficial interest
(62,016,000)    (57,061,000)

- - ------------    ------------

156,921,000     159,986,000
    Unearned compensation on restricted shares of beneficial interest
(90,000)       (104,000)

- - ------------    ------------
        Total beneficiaries' equity
156,831,000     159,882,000

        Total liabilities and beneficiaries' equity
$369,819,000    $372,983,000

============    ============



The accompanying notes are an integral part of these statements.


Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                                               For the three
For the three
                                                               months ended
months ended
                                                              March 31, 1996
March 31, 1995
                                                              --------------
- - --------------
                                                                (Unaudited)
(Unaudited)
REVENUES:
    Minimum rent                                                  $10,577,000
$ 9,086,000
    Percentage rent                                                   247,000
205,000
    Expense reimbursements                                          3,510,000
2,707,000
    Interest income                                                   225,000
226,000
    Other                                                              19,000
33,000
                                                                  -----------
- - -----------
        Total revenues                                             14,578,000
12,257,000
                                                                  -----------
- - -----------

EXPENSES:
    Interest                                                        4,281,000
3,393,000
    Depreciation and amortization                                   2,872,000
2,520,000
    Real estate taxes                                               1,445,000
1,377,000
    Operations and maintenance                                      3,189,000
1,754,000
    General and administrative                                        699,000
731,000
                                                                  -----------
- - -----------
           Total expenses                                          12,486,000
9,775,000
                                                                  -----------
- - -----------

        NET INCOME BEFORE LOSS ON SALE OF REAL ESTATE               2,092,000
2,482,000

           Loss on sale of real estate                                 63,000
0
                                                                  -----------
- - -----------
        NET INCOME                                                  2,029,000
2,482,000

           Preferred Share Distribution                               173,000
0


        NET INCOME FOR COMMON SHAREHOLDERS                        $ 1,856,000
$ 2,482,000
                                                                  ===========
===========

        NET INCOME PER COMMON SHARE OF BENEFICAL INTEREST               $0.18
$0.24
                                                                  ===========
===========

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the years ended December 31, 1994 and 1995
For the three months ended March 31, 1996

Unearned

Cumulative    Cumulative    Compensation
                                       Common                        Preferred
Net           Distributions   on
                                       Shares             Preferred  Shares of
Capital     Income        on Common       Restricted
                                       of                 Shares of  Beneficial
In Excess   Available     Shares of       Shares of
                                       Beneficial  Par    Beneficial Interest
of Par      for Common    Beneficial      Beneficial
                                       Interest    Value  Interest   Par Value
Value       Shareholders  Interest        Interest
BALANCE, JANUARY 1, 1994               10,315,497 $103,000      0      $0
$178,712,000  $10,770,000  ($17,648,000)          $0

 Net income                                     -        -      -       -
- - -    9,867,000              -           -
 Distributions ($1.90 per share)                -        -      -       -
- - -            -   (19,600,000)           -

                                        ---------  -------  -----    ----
- - -----------   ----------   ------------   ---------
BALANCE, December 31, 1994             10,315,497 $103,000      0      $0
$178,712,000  $20,637,000  ($37,248,000)          $0

 Issuance of Shares                         8,062        -      -       -
145,000            -              -   (104,000)
 Forfeiture of common shares                (701)        -      -       -
(14,000)           -              -           -
 Issuance of Preferred Shares, net              -        - 11,155   1,000
7,976,000            -              -           -
 Accretion of Discount on
  Preferred Shares                              -        -      -       -
95,000      (95,000)             -           -
 Net Income                                     -        -      -       -
- - -    9,877,000              -           -
 Distributions on Preferred Shares              -        -      -       -
- - -     (390,000)             -           -
 Distributions on Common
 Shares of Beneficial Interest
  ($1.92 per share)                             -        -      -       -
- - -            -   (19,813,000)           -

                                       ---------- -------- ------  ------
- - ------------  -----------  -------------  ----------
BALANCE, December 31, 1995             10,322,858 $103,000 11,155  $1,000
$186,914,000  $30,029,000  ($57,061,000)  ($104,000)

 Accretion of discount on preferred
  shares                                        -        -      -       -
33,000      (33,000)            -           -
 Accretion of unearned compensation
   on restricted shares of
   beneficial interest                          -        -      -       -
- - -            -             -      14,000
 Net income                                     -        -      -       -
- - -     2,029,000            -           -
 Distributions on preferred shares              -        -      -       -
- - -      (139,000)           -           -
 Distributions on common shares
   of beneficial interest
   ($0.48 per share)                            -        -      -       -
- - -             -   (4,955,000)          -

                                       ---------- -------- ------  ------
- - ------------  -----------  -------------  ----------
BALANCE, March 31, 1996                10,322,858 $103,000 11,155  $1,000
$186,947,000  $31,886,000   ($62,016,00)   ($90,000)

     The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                                  For the three
For the three
                                                                  months ended
months ended
                                                                  March 31,
1996    March 31, 1995

- - --------------    --------------
                                                                   (Unaudited)
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $2,029,000
$2,482,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                 2,872,000
2,520,000
        Amortization of deferred interest costs                         447,000
447,000
        Amortization of unearned compensation on restricted
          shares of beneficial interest                                  14,000
0
        Loss on sale of real estate                                      63,000
0
        Payment of trustees' fees in common shares of
        beneficial interest                                              16,000
0

  Changes in assets and liabilities:
     (Increase ) decrease in-
         Rents and other receivables
(1,309,000)         (693,000)
         Prepaid expenses
(13,000)           17,000
         Other assets
(29,000)           20,000
     Increase  (decrease) in-
         Accounts payable and accrued expenses                          209,000
(729,000)
        Tenant security deposits
(19,000)          (28,000)
        Other liabilities                                               117,000
211,000

- - --------------    --------------
  Net cash provided by operating activities                           4,397,000
4,247,000

- - --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in shopping center properties
(204,000)         (686,000)
    Proceeds from sale of real estate                                   524,000
0
    Decrease in marketable securities                                         0
244,000
    (Increase)decrease in capital reserve improvement fund
(3,000)          739,000
    Increase in deferred costs
(165,000)          (61,000)

- - --------------    --------------
  Net cash provided by investing activities                             152,000
236,000

- - --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid on common shares of beneficial interest
(4,955,000)       (4,951,000)
    Distributions paid on preferred shares
(139,000)                0
    Proceeds of mortgages and notes payable                                   0
2,500,000
    Repayments of mortgages and notes payable
(436,000)         (180,000)
    Increase in deferred costs
(85,000)          (16,000)

- - --------------    --------------

  Net cash used in financing activities
(5,615,000)       (2,647,000)

- - --------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(1,066,000)        1,836,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        6,129,000
3,924,000

- - --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $5,063,000
$5,760,000

==============    ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 The Company declared a distribution of $0.48 per share, payable to shareholders of record as of March 29, 1996. The distribution of $4,955,000 was paid on April 17, 1996.
 The Company declared a distribution of $0.48 per share, payable to shareholders of record as of March 28, 1995. The distribution of $4,951,000 was paid on April 13, 1995.

The accompanying notes are an integral part of these statements.

KRANZCO REALTY TRUST AND  SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996

1. BASIS OF PRESENTATION:
The financial statements are unaudited but reflect all adjustments which are, in the opinion of management, necessary to fairly present the results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1995 Annual Report to Shareholders. Results from any interim period are not necessarily indicative of the results for a full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Business and Nature of Operations
Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of March 31, 1996, the Company owns 38 properties in seven Northeastern and Mid-Atlantic states.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of KRT and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. The ultimate results could differ from those estimates.

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

Per Share Data
Net income per share is based on the weighted average number of common shares of beneficial interest outstanding adjusted to give effect to common share equivalents. The weighted average number of shares used in the computations was 10,322,858 and 10,315,497 for the three months ended March 31, 1996 and 1995, respectively.

Statement of Cash Flows
Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $3,806,000 and $3,040,000 for the three months ended March 31, 1996 and 1995, respectively.

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

Reclassifications
Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

 3. ORGANIZATION AND PUBLIC OFFERINGS OF SHARES OF BENEFICIAL INTEREST:
The Company completed its initial public offering of shares of beneficial interest and commenced operations on November 19, 1992. In 1993, the Company issued 2.25 million common shares of beneficial interest to the public at a price of $24 per share which resulted in net proceeds of approximately $50,500,000. The Company used a portion of the net proceeds to repay the outstanding acquisition indebtedness from Nomura Asset Capital Corporation of
$24,100,000.   In addition, the Company purchased additional interest rate protection for the $100,000,000 Mortgage Loan for $1,660,000 and funded $2,000,000 into the cash capital reserve improvement fund for such loan (see
Note 3).

4. INDEBTEDNESS:
At March 31, 1996 and December 31, 1995, the Company had mortgages and notes payable outstanding of $203,811,000 and $204,247,000, respectively.
Concurrent with the initial public offering, one of the Company's subsidiaries, KRT Property Holdings, Inc., borrowed $100,000,000 and issued a mortgage (the "Mortgage Loan") to KRT Mortgage Securities Trust, a Real Estate Mortgage Investment Conduit

(the "REMIC"). The net proceeds of approximately $88,144,000, after costs of approximately
$11,856,000 including $7,500,000 for interest rate protection agreements, were used to acquire certain shopping centers. Interest is payable monthly at the 90-day London Interbank Offering Rate
("LIBOR") plus 200 basis points. The rate is reset quarterly on February 10, May 10, August 10 and November 10 of each year until maturity. During 1993, KRT purchased additional interest rate protection for $1,660,000 which further limits its exposure to increases in LIBOR, resulting in Mortgage Loan interest rates limited to:

	November, 1995 to November, 1996			6.75%
	November, 1996 to November, 1997			6.75%
	November, 1997 to November, 1998			8.75%
	November, 1998 to November, 1999			8.75%
	November, 1999 to November, 2000			10.25%
	November, 2000 to November, 2001			10.25%

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate protection agreements. However, the Company does not anticipate nonperformance by the counterparties. During 1996 and 1995, increases in LIBOR resulted in mortgage loan interest rates above limits provided by the interest rate protection agreements. Interest expense for the three months ended March 31, 1996 and 1995 on the accompanying statements of operations is shown net of reimbursements of $206,000 and $325,000, respectively, relating to the interest rate protection agreements and capitalized interest of $60,000 and $80,000, respectively.

The Mortgage Loan is nonrecourse and principal payments are due as follows:
$41,700,000 in 1999, $41,700,000 in 2000 and $16,600,000 in 2001.  The
effective interest rate payable on the Mortgage Loan was 6.75% at March 31, 1996 and December 31, 1995, respectively.

As a condition of the Mortgage Loan, KRT was required to establish a capital reserve improvement fund. Furthermore, if the adjusted net operating income, as defined, of the twenty-one properties pledged as collateral for the Mortgage Loan falls below $20,000,000 for any four consecutive quarters,
KRT must increase the reserve by $3,000,000 at the rate of $750,000 each
quarter.    If KRT subsequently increases net operating income to $22,000,000, the reserve may be reduced to the original $3,000,000 amount. The reserve may be used to fund costs related to leasing, installation of tenants and capital improvements. As of March 31, 1996, the Company was in compliance with these covenants and no additional reserve is required.

The REMIC issued two types of certificates: Series A-1 Commercial Mortgage Modified Pass-Through Principal/Interest Certificates (the "Series A-1 Certificates") and Series A-2 Commercial Mortgage
Modified Pass-Through Interest-Only Certificates (the "Series A-2 Certificates"). The Series A-1 Certificates entitle the holder to principal payments of $100,000,000 and interest at LIBOR plus 135 basis points (see Note
7). The Series A-2 Certificates provide for payments of interest only at 65 basis points calculated on a notional amount of $100,000,000. On February 23, 1993, the Company purchased all of the outstanding Series A-2 Certificates for $3,000,000. This cost is being amortized using the effective interest method over the remaining life of the Mortgage Loan.

Other secured mortgages and notes payable are nonrecourse and are payable in installments over various terms through 2004 at interest rates ranging from 6.00% to 10.50% as of March 31, 1996.

In April 1995, the Company assumed mortgages payable of approximately $36,900,000 in connection with the acquisition of five shopping centers. These mortgages have maturity dates ranging from 1996 through 2004. Three of the five mortgages assumed have fixed interest rates ranging from 8.0% to

10.5%. The outstanding principal balance on these mortgages at March 31, 1996 was approximately $25,546,000. The other two mortgages assumed have interest rates payable at prime plus 1% and prime plus 1/2%, respectively. The outstanding principal balance on these mortgages at March 31, 1996 was approximately $10,382,000.

In 1995, the Company obtained a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at
that bank's prime rate.    The outstanding borrowings under this facility  was
$500,000 as of March 31, 1996. The principal is due at maturity on June 30, 1996 and the facility is renewable annually.

During 1994, the Company obtained a $7,000,000 secured line of credit from
Nomura Asset Capital Corporation.   As of March  31, 1996,  the Company has
fully utilized this line to fund improvements at various centers and to acquire a parcel of land adjacent to the Barn Plaza Shopping Center. Interest is payable at 30-day LIBOR plus 250 basis points, if the borrowing is less than 80% of the purchase price, or 450 basis points if the borrowing is equal
to or greater than 80% of the purchase price.   The principal is due at
maturity on June 30, 1996.

In 1993 the Company obtained a $50,000,000 secured line of credit from Nomura Asset Capital Corporation for acquisitions. Interest is payable at 30-day LIBOR plus 250 basis points, if the borrowing is less than 80% of the purchase price, or 450 basis points if the borrowing is equal
to or greater than 80% of the purchase price.   The outstanding principal
balance of this line of credit was $23,000,000 at March 31, 1996 and December 31, 1995, respectively. The principal is due at maturity on June 30, 1996.
The Company is currently seeking to refinance its maturing debt and believes
they  will successfully complete a transaction(s) at market rates.   Upon
refinancing, the Company will write off any existing unamortized deferred financing costs (see Note 7).

5.  PREFERRED SHARES OF BENEFICIAL INTEREST:
In connection with the purchase of five shopping centers in April 1995, the Company issued 11,155 shares of Series A Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share, of Kranzco Realty Trust (the "Preferred Shares") at a face amount of
$11,155,000.    The Preferred Shares were valued for accounting purposes based on the fair value of the assets acquired and recorded at approximately $7,976,000, net of issuance costs. The Preferred Shares have an initial distribution rate of 5.0% per annum with increases of 0.25% per annum up to a maximum rate of 6.5% per annum. The Company recorded a discount of approximately $467,000 at the time of issuance which represents the present value of the difference between the total distributions to be paid in the seven year period prior to commencement of the perpetual distribution and the perpetual distribution amount for that same seven year period. This amount is accreted on an effective interest method over the seven years. The Preferred Shares are redeemable by the Company at any time at their liquidation preference and are convertible into the Company's Common Shares of Beneficial Interest (the "Common Shares"), 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversion dates as they received as a holder of the Preferred Shares.

6.  LOSS ON SALE OF REAL ESTATE:
In March 1996, the Company completed the sale of a parcel of land located in Philadelphia, Pennsylvania. The 3.4 acre parcel of land was sold for the purchase price of $600,000 and the Company recorded a loss of approximately $63,000 related to the sale. The parcel of land was initially owned by a partnership in which the Company was the General Partner.

7.  SUBSEQUENT EVENT:
In April 1996, the Company repurchased $97 million of the $100 million Series A-1 Certificates in preparation for a new fixed rate secured financing. The Company believes that the new proposed financing will be completed before the close of the second quarter.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

		As of March 31, 1996 the Company had $5,336,000 of cash and marketable securities on hand in addition to $219,000 in the cash capital reserve improvement fund established pursuant to the terms of the $100,000,000 Mortgage
Loan (the "Mortgage Loan").

	As of March 31, 1996 the Company had total mortgages payable of $203,811,000 of which $37,624,000 bear interest at fixed rates ranging from 6.0% to 10.5%. As of March 31, 1996, the Company is required to make principal payments on these fixed rate mortgages payable of $6,759,000 in 1996, $548,000 in 1997, $1,749,000 in 1998, $10,730,000 in 1999 and $365,000 in 2000. The
Company has a balloon payment coming due of approximately $6,345,000 in the third quarter of 1996 on one of the fixed rate mortgages.

	The Mortgage Loan bears interest at a fluctuating rate equal to 90-day LIBOR plus 200 basis points, and matures in three principal installments of $41,700,000 in 1999, $41,700,000 in 2000 and $16,600,000 in 2001. The
interest rate is reset quarterly in February, May, August and November. As of February 8, 1996 the interest rate was reset at 7.30469% (90-day LIBOR plus 200 basis points). According to the provisions of the interest rate protection agreements owned by the Company, the difference between the contract rate and the maximum rate of 6.75% will be paid to the Company. The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate protection agreements, however, the Company does not anticipate non-performance by the counterparties. Under the interest rate protection agreements, the maximum rates payable under the Mortgage Loan are as follows:

		November 1995 to November 1996			6.75%
		November 1996 to November 1997			6.75%
		November 1997 to November 1998			8.75%
		November 1998 to November 1999			8.75%
		November 1999 to November 2000			10.25%
		November 2000 to November 2001			10.25%

	 As of March 31, 1996 the Company also had $23.0 million outstanding under the $50.0 million secured line of credit. These borrowings bear interest at a rate equal to 30-day LIBOR plus 250 basis points and are due June 30, 1996.
The Company also had a $13,745,000 mortgage loan on the Fox Run Shopping Center which bears interest at 30-day LIBOR plus 250 basis points, and which requires principal payments of $130,000 for the remainder of 1996, $193,000 in 1997, $211,000 in 1998 and $13,211,000 in 1999. At March 31, 1996 the interest rate on these mortgages was 7.8125%.

	 The Company has fully utilized its $7.0 million operating line of credit with Nomura Asset Capital Corporation. The line is secured by Best Plaza and MacArthur Plaza shopping centers. Amounts borrowed under the line bear interest at a fluctuating rate per annum equal to 30-day LIBOR plus 250 basis points and are due June 30, 1996. At March 31, 1996 the interest rate on the line was 7.8125%.

	In addition, as of March 31, 1996, the Company had four floating rate mortgages where the interest rate is based on the prime rate, with principal outstanding of $21,942,000. The interest rate on two of these mortgages is at the prime rate and the principal balances of the $11,560,000 are due during

1996. The interest rate on the third mortgage is the prime rate plus 50 basis points with the principal balance being amortized at the rate of $200,000 per year. The interest rate on the fourth mortgage is the prime rate plus 100 basis points with the principal balance of $4,665,000 due during the second quarter of 1996. The prime rate was 8.25% at March 31, 1996.

	In 1995 the Company obtained a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at the bank's prime rate, which was 8.25% at March 31, 1996. The facility is renewable annually, matures June 30, 1996 and there was $500,000 outstanding under this facility as of March 31, 1996.

	The Company is investigating and is currently in negotiations to extend or refinance the mortgage debt that is maturing in 1996. During April 1996, the Company purchased $97 million of the $100 million outstanding adjustable rate Series A-1 Real Estate Mortgage Investment Conduit Certificates (REMIC Certificates). The Company has engaged Merrill Lynch & Co. as investment advisor in connection with a proposed fixed rate financing, which the Company believes, but cannot give assurance, will be completed during the second quarter of 1996.

	 In the first three months of 1996, the Company invested approximately $204,000 in the expansion and improvement of existing shopping center properties. The Company has budgeted approximately $0.7 million for the balance 1996 for capital expenditures to expand and improve its existing portfolio of shopping centers. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the cash capital reserve improvement fund. The cash capital reserve improvement fund may be utilized by the Company for the funding of costs related to leasing, installation of tenants and capital improvements in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or offer additional equity securities.

	Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

Results of Operations

	Net income for common shareholders decreased $626,000 or 25% from $2,482,000, or $0.24 per share, in the first quarter of 1995 to $1,856,000, or $0.18 per share, in the first quarter of 1996. The decrease was primarily due to the unusually high snow removal costs incurred in the first quarter of 1996 as a result of the severe winter weather experienced in the Northeastern portion of the United States. The Company also recognized a loss on the sale of real estate in the first quarter of 1996 in connection with the sale of a
3.4 acre parcel of land located in Philadelphia, Pennsylvania.

	Funds from operations was previously defined as income before depreciation and amortization and extraordinary items, less gains on the sale of real estate (the "old definition"). Effective January 1, 1996, The National Association of Real Estate Investment Trusts (NAREIT) revised the definition to income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate (the "new definition"). Funds from operations does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash flow available to fund all cash requirements. Funds from operations under the old definition decreased $179,000 or 3% from $5,450,000 for the first quarter of 1995 to $5,271,000 for the first quarter of 1996. Funds from operations under the new definition decreased $239,000 or 5% from $4,724,000 for the first three months of 1995 to $4,485,000 for the first three months of 1996.

	Minimum rent increased $1,491,000 or 16% from $9,086,000 in the first quarter of 1995 to $10,577,000 in the first quarter of 1996. This increase was primarily due to the additional rents from the five centers purchased by the Company in April 1995 ($1,269,000) and additional rents from the Company's core portfolio of 33 centers owned during the first three months of 1995 and 1996 ($222,000) which equates to a 2.5% increase.

	Percentage rent increased $42,000 or 20% from $205,000 in the first quarter of 1995 to $247,000 in the first quarter of 1996, primarily due to the additional percentage rents paid by tenants from the five centers purchased in
April 1995.

	Expense reimbursements increased $803,000 or 30% from $2,707,000 in the first quarter of 1995 to $3,510,000 in the first quarter of 1996. The increase for the quarter was primarily due to the acquisition of the five centers purchased in April 1995 and the increased recovery of common area maintenance expenses due to the unusually high snow removal costs incurred as a result of the severe winter experienced in the first quarter of 1996 in the Northeastern portion of the United States.

	Interest expense increased $888,000 or 26% from $3,393,000 in the first quarter of 1995 to $4,281,000 in the first quarter of 1996. These increases are primarily due to the interest on mortgages on centers purchased in 1995. Interest expense was offset by capitalized interest of $60,000 and $80,000 for the first quarter of 1996 and 1995, respectively.

	Depreciation and amortization increased $352,000 or 14% from $2,520,000 in 1995 in the first quarter to $2,872,000 in the first quarter of 1996, primarily due to the acquisition of the five centers in April 1995.

	Real estate taxes increased $68,000 or 5% from $1,377,000 in the first quarter of 1995 to $1,445,000 in the first quarter of 1996 primarily due to the acquisition of five centers during 1995. Real estate tax expense was offset by capitalized real estate taxes of $32,000 and $39,000 for the first quarter of 1996 and 1995, respectively.

	Operations and maintenance expenses increased $1,435,000 or 82% from $1,754,000 in the first quarter of 1995 to $3,189,000 in the first quarter of 1996 . This increase was primarily due to the unusually high snow removal costs incurred as a result of the severe winter experienced in the first quarter of 1996 in the Northeast portion of the United States (approximately $1 million), as well as the additional costs incurred at the five centers acquired in 1995 (approximately $388,000).

	General and administrative expenses decreased $32,000 or 4% from $731,000 in the first quarter of 1995 to $699,000 in the first quarter of 1996.

Inflation

	Most of the retail tenant leases at the shopping center properties contain provisions which will entitle the Company to receive percentage rents based on the tenant's gross sales. Such percentage rents minimize the risk to the Company of the adverse effects of inflation. Most of the leases at the shopping center properties require the tenants to pay a substantial share of operating expenses, such as real estate taxes, insurance and common area maintenance costs, and thereby reduce the Company's exposure to increased costs. In addition, many of the leases at the shopping center properties are for terms of less than ten years, which may enable the Company to seek increased rents upon renewal of existing leases.

Part II
OTHER INFORMATION

Item 1.		Legal Proceedings

			None.

Item 2.		Changes in Securities

			None

Item 3.		Defaults upon Mortgages and Notes Payable

			None.

Item 4.		Submission of Matters to a Vote of Security Holders

			None.


Item 5.		Other Information

			Not Applicable.

Item 6.		Exhibits and Reports on Form 8-K

			None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							KRANZCO REALTY TRUST




Date:     May 10, 1996        				/S/ Norman M. Kranzdorf
							Chief Executive  Officer and President





Date:     May 10, 1996        				/S/Robert H. Dennis
							Chief Financial Officer and Treasurer