Form 10-Q
period 1996-06-30
KRANZCO REALTY TRUST
filed 1996-08-12
CIK 889427

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

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


                         YES [X]        NO [ ]

KRANZCO REALTY TRUST
QUARTERLY REPORT FOR THE PERIOD ENDED
JUNE 30, 1996


INDEX

PART I.                                                             PAGE

   Item 1.  Financial Statements                                     1

   Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                9


PART II.    Other Information

   Item 1.  Legal Proceedings                                       13

   Item 2.  Changes in Securities                                   13

   Item 3.  Defaults upon Mortgages and Notes Payable               13

   Item 4.  Submission of Matters to a Vote of Security Holders     13

   Item 5.  Other Information                                       13

   Item 6.  Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                          14

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Balance Sheets
                                                                                June 30,      December 31,
                                                                                  1996            1995
                                                                               -------------  -------------
                                                                                (Unaudited)
ASSETS:
     Shopping center properties owned, at cost
       Land                                                                      $75,787,000    $75,386,000
       Buildings and improvements                                                293,308,000    292,687,000
                                                                               -------------  -------------
                                                                                 369,095,000    368,073,000
                                                                               -------------  -------------
     Less-accumulated depreciation                                                30,199,000     25,152,000
                                                                                 338,896,000    342,921,000

     Cash and cash equivalents                                                     2,910,000      6,129,000
     Marketable securities                                                         7,488,000        273,000
     Capital reserve improvement fund                                                      0        216,000
     Rents and other receivables, net of allowance of
       $1,046,000 and $831,000, June 30, 1996 and December 31, 1995                9,681,000      8,282,000
     Prepaid expenses                                                              1,305,000      1,875,000
     Deferred financing costs, net of accumulated amortization of $51,000,
       and $7,633,000, June 30, 1996 and December 31, 1995                         1,828,000     10,071,000
     Other deferred costs, net of accumulated amortization of $648,000,
       and $496,000, June 30, 1996 and December 31, 1995                           1,799,000      1,688,000
     Other assets                                                                  1,002,000      1,528,000
                                                                               -------------  -------------
                             Total assets                                       $364,909,000   $372,983,000
                                                                               =============  =============


LIABILITIES:
     Mortgages and notes payable                                                $212,840,000   $204,247,000
     Tenant security deposits                                                      1,102,000      1,129,000
     Accounts payable and accrued expenses                                         2,700,000      1,875,000
     Other liabilities                                                               304,000        756,000
     Distributions payable                                                         5,100,000      5,094,000
                                                                               -------------  -------------
                             Total liabilities                                   222,046,000    213,101,000

COMMITMENTS AND CONTINGENCIES

BENEFICIARIES' EQUITY:
     Shares of beneficial interest, $0.01 par value; authorized 100,000,000 shares;  issued and outstanding, 11,155 preferred shares, June 30,
       1996 and December 31, 1995; 10,323,926 and 10,322,858 common shares
       June 30, 1996 and December 31, 1995, respectively                             104,000        104,000
     Capital in excess of par value                                              186,992,000    186,914,000
     Cumulative net income available for common shareholders                      22,814,000     30,029,000
     Cumulative distributions on common shares of beneficial interest            (66,971,000)   (57,061,000)
                                                                                -------------  -------------
                                                                                 142,939,000    159,986,000
     Unearned compensation on restricted shares of beneficial interest               (76,000)      (104,000)
                                                                               -------------  -------------
                             Total beneficiaries' equity                         142,863,000    159,882,000

                             Total liabilities and beneficiaries' equity        $364,909,000   $372,983,000
                                                                               =============  =============

The accompanying notes are an integral part of these statements.

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Statements of Operations
                                             For the three    For the three    For the six     For the six
                                             months ended     months ended    months ended    months ended
                                              June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                             --------------   -------------   -------------   -------------
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES:
     Minimum rent                               $10,391,000     $10,215,000      $20,968,000    $19,301,000
     Percentage rent                                196,000         255,000          443,000        460,000
     Expense reimbursements                       2,713,000       2,439,000        6,223,000      5,146,000
     Interest income                                216,000         219,000          441,000        445,000
     Other                                           43,000          44,000           62,000         77,000

                                             --------------   -------------    -------------  -------------
                             Total revenues     $13,559,000     $13,172,000      $28,137,000    $25,429,000
                                             --------------   -------------    -------------  -------------
EXPENSES:
     Interest                                    $4,230,000      $4,125,000        8,511,000      7,518,000
     Depreciation and amortization                2,842,000       2,748,000        5,714,000      5,268,000
     Real estate taxes                            1,514,000       1,451,000        2,959,000      2,828,000
     Operations and maintenance                   1,995,000       1,670,000        5,184,000      3,424,000
     General and administrative                     824,000         791,000        1,523,000      1,522,000

                                             --------------   -------------    -------------  -------------
                             Total expenses      11,405,000      10,785,000       23,891,000     20,560,000
                                             --------------   -------------    -------------  -------------

     NET INCOME BEFORE EXTRAORDINARY ITEMS        2,154,000       2,387,000        4,246,000      4,869,000

      Extraordinary loss on debt refinancing     11,052,000               0       11,052,000              0
      Extraordinary loss on sale of real
          estate                                          0               0           63,000              0
                                             --------------   -------------    -------------  -------------
     NET INCOME (LOSS)                           (8,898,000)      2,387,000       (6,869,000)     4,869,000

        Preferred Share Distribution                174,000         139,000          347,000        139,000
                                             --------------   -------------    -------------  -------------

     NET INCOME (LOSS) FOR COMMON
       SHAREHOLDERS                              (9,072,000)      2,248,000       (7,216,000)     4,730,000
                                             ==============   =============    =============  =============
     NET INCOME (LOSS) PER COMMON SHARE
        OF BENEFICIAL INTEREST                       ($0.88)          $0.22           ($0.70)         $0.46
                                             ==============   =============    =============  =============

The accompanying notes are an integral part of these statements.

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Statements of Cash Flows
                                                                               For the six     For the six
                                                                              months ended    months ended
                                                                              June 30, 1996   June 30, 1995
                                                                               -------------  -------------
                                                                               (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  ($6,869,000)    $4,869,000
     Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and amortization                                           5,714,000      5,268,000
           Amortization of deferred interest costs                                   675,000        894,000
           Amortization of unearned compensation on restricted shares of
             beneficial interest                                                      28,000              0
           Loss on sale of real estate                                                63,000              0
           Loss on refinancing                                                    11,052,000              0
     Changes in assets and liabilities:
        (Increase ) decrease in-
            Rents and other receivables                                           (1,399,000)      (777,000)
            Prepaid expenses                                                         570,000        345,000
            Other assets                                                             (61,000)      (194,000)
        Increase  (decrease) in-
            Accounts payable and accrued expenses                                    825,000       (217,000)
           Tenant security deposits                                                  (27,000)       173,000
           Other liabilities                                                        (452,000)      (229,000)
                                                                               -------------  -------------
     Net cash provided by operating activities                                    10,119,000     10,132,000
                                                                               -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in shopping center properties                                   (1,022,000)    (3,177,000)
       Proceeds from sale of real estate                                             524,000              0
       Increase(decrease) in marketable securities                                (7,215,000)       244,000
       Decrease in capital reserve improvement fund                                  216,000        359,000
       Increase in deferred costs                                                   (262,000)      (210,000)
                                                                               -------------  -------------
     Net cash used in investing activities                                        (7,759,000)    (2,784,000)
                                                                               -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions paid on common shares of beneficial interest                 (9,910,000)    (9,903,000)
       Distributions paid on preferred shares                                       (278,000)             0
       Issuance of common stock, net                                                  16,000              0
       Proceeds from sale of interest rate protection agreements                   3,935,000              0
       Proceeds of mortgages and notes payable                                   181,700,000      3,500,000
       Repayments of mortgages and notes payable                                (179,250,000)      (547,000)
       Increase in deferred costs                                                 (1,792,000)      (109,000)
                                                                               -------------  -------------
     Net cash used in financing activities                                        (5,579,000)    (7,059,000)
                                                                               -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (3,219,000)       289,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       6,129,000      3,924,000
                                                                               -------------  -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $2,910,000     $4,213,000
                                                                               =============  =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     Accretion of discount on increasing rate preferred shares                       $62,000        $27,000
                                                                               =============  =============
     Preferred shares issued as part of the purchase price for the acquisition of real estate, subject to liabilities assumed as follows:
                             Net assets acquired                                    -           $44,969,000
                             Liabilities assumed, primarily mortgages               -            36,966,000
                                                                               -------------  -------------
                                                                                    -            $8,003,000
                                                                               =============  =============

        The Company declared a distribution of $0.48 per common share, payable to shareholders of record as of June 26, 1996. The distribution of $4,955,000 was paid on July 17, 1996.
        The Company declared a distribution of $0.48 per common share, payable to shareholders of record as of June 28, 1995. The distribution of $4,951,000 was paid on July 13, 1995.

       The Company recorded the quarterly distribution on the preferred shares as of June 30, 1996.
     The distribution of $145,000 was paid on July 1, 1996.
       The Company recorded the quarterly distribution on the preferred shares as of June 30, 1995.
     The distribution of $112,000 was paid on July 3, 1995.

     The accompanying notes are an integral part of these statements.

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Statements of Beneficiaries' Equity
                             For the years ended December 31, 1994 and 1995
                             For the six months ended June 30, 1996
                                                                                                                        Unearned
                                                                                                        Cumulative  Compensation
                                                              Preferred                  Cumulative  Distributions            on
                                 Common            Preferred  Shares of      Capital    Net Income       on Common    Restricted
                              Shares of            Shares of Beneficial    In Excess      Available      Shares of     Shares of
                             Beneficial       Par Beneficial   Interest          of      for Common     Beneficial    Beneficial
                               Interest     Value   Interest  Par Value    Par Value   Shareholders       Interest      Interest
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, JANUARY 1, 1994    $10,315,497  $103,000          0         $0 $178,712,000    $10,770,000   ($17,648,000)           $0

Net income                       -          -          -          -           -           9,867,000        -             -
Distributions
  ($1.90 per share)              -          -          -          -           -             -          (19,600,000)      -
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, DECEMBER 31, 1994   10,315,497   103,000          0          0  178,712,000     20,637,000    (37,248,000)            0

Issuance of shares                8,062     -          -          -          145,000        -              -            (104,000)
Forfeiture of common shares        (701)    -          -          -          (14,000)       -              -             -
Issuance of preferred
  shares, net                    -          -         11,155      1,000    7,976,000        -              -             -
Accretion of discount on
  preferred shares               -          -          -          -           95,000        (95,000)       -             -
Net income                       -          -          -          -           -           9,877,000        -             -
Distributions on preferred
  shares                         -          -          -          -           -            (390,000)       -             -
Distributions on common
  shares of beneficial
  interest
  ($1.92 per share)              -          -          -          -           -             -          (19,813,000)      -
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, December 31, 1995   10,322,858  $103,000     11,155     $1,000 $186,914,000    $30,029,000   ($57,061,000)    ($104,000)

Issuance of shares                1,068     -          -          -           16,000        -              -             -
Accretion of discount on
  preferred shares               -          -          -          -           62,000        (62,000)       -             -
Accretion of unearned
  compensationon restricted
  shares of
  beneficial interest            -          -          -          -           -             -              -              28,000
Net income                       -          -          -          -           -          (6,869,000)       -             -
Distributions on preferred
  shares                         -          -          -          -           -            (284,000)       -             -
Distributions on common
  shares of beneficial
  interest
  ($0.96 per share)              -          -          -          -           -             -           (9,910,000)      -
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, June 30, 1996
  (unaudited)                10,323,926  $103,000     11,155     $1,000 $186,992,000    $22,814,000   ($66,971,000)     ($76,000)

The accompanying notes are an integral part of these statements.

KRANZCO REALTY TRUST AND  SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1996

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND NATURE OF OPERATIONS
Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of June 30, 1996, the Company owns 38 properties in seven Northeastern and Mid-Atlantic states.

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

PER SHARE DATA
Net income per share is based on the weighted average number of common shares of beneficial interest outstanding adjusted to give effect to common share equivalents. The weighted average number of shares used in the computations was 10,323,392 and 10,315,497 for the six months ended June 30, 1996 and 1995, respectively.

STATEMENT OF CASH FLOWS
Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $8,100,000 and $6,540,000 for the six months ended June 30, 1996 and 1995, respectively.

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

3. INDEBTEDNESS:
At June 30, 1996 and December 31, 1995, the Company had mortgages and notes payable outstanding of $212,840,000 and $204,247,000, respectively.

In June, 1996, the Company completed a refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt with a new fixed rate secured financing. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The net proceeds of the refinancing transaction of $177,662,000, after net costs of $4,038,000, retired the short-term funds which repurchased the $100 million adjustable rate mortgage loan issued in conjunction with the Company's initial public offering in November 1992, pay off virtually all of the $60 million of additional adjustable rate debt and extend the maturities of the Company's debt. The entire outstanding principal balance of the certificates is due in June 2003.

The loss on refinancing of $11,052,000 includes the write off of approximately $8,844,000 of unamortized deferred costs related to the debt instruments repaid, as well as other costs including prepayment fees, premium paid on repurchase of the $100 million REMIC certificates and professional fees. In connection with the repayment of the $100 million REMIC, the Company sold its interest rate protection agreements. The proceeds received on the sale of the agreements of approximately $3,935,000 are netted against the loss on refinancing. Interest expense for the six months ended June 30,1996 and 1995 on the accompanying statements of operations is shown net of reimbursements of $275,000 and $695,000, respectively, relating to the interest rate protection agreements and capitalized interest of $122,000 and $164,000, respectively.

As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. On a monthly basis, $11,000 will be deposited into a Sinking Fund Account maintained with the Collateral Agent until the aggregate amount in the account equals or exceeds $786,000. All funds in the Sinking Fund Account are to be returned to the Company on the earlier of the repayment in full of the Mortgage Loan and the date of release or substitution of the mortgaged property located in Orange, CT.
 Also on a monthly basis, an amount equal to 1/12th of $0.25 per square foot of the gross leasable area of the Mortgaged Properties will be deposited into the Capital and TI Reserve Account. All funds in the Capital and TI Reserve Account may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties.

In addition, the Company has four mortgages outstanding as of June 30, 1996 which were assumed in 1995 in connection with the acquisition of certain shopping centers. These mortgages have maturity dates ranging from 1999 through 2004. Three of the four mortgages assumed have fixed interest rates ranging from 8.0% to 10.5%. The outstanding principal balance on these mortgages at June 30, 1996 was approximately $25,473,000. The other mortgage has an interest rate payable at prime plus 1/2%. The outstanding principal balance on this mortgage at June 30, 1996 was approximately $5,667,000.

In 1995, the Company obtained a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at
that bank's prime rate.    There  were no outstanding borrowings under this
facility  as of June 30, 1996 and the facility is renewable annually.

4.  PREFERRED SHARES OF BENEFICIAL INTEREST:
In connection with the purchase of five shopping centers in April 1995, the Company issued 11,155 shares of Series A Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share, of Kranzco Realty Trust (the "Preferred Shares") at a face amount of
$11,155,000.    The Preferred Shares were valued for accounting purposes based on the fair value of the assets acquired and recorded at approximately $7,976,000, net of issuance costs. The Preferred Shares had an initial distribution rate of 5.0% per annum with increases of 0.25% per annum up to a maximum rate of 6.5% per annum. As of June 30, 1996, the distribution rate on the Preferred Shares is 5.25%. The Company recorded a discount of approximately
 $467,000 at the time of issuance which represents the present value of the difference between the total distributions to be paid in the seven year period prior to commencement of the perpetual distribution and the perpetual distribution amount for that same seven year period. This amount is accreted on an effective interest method over the seven years. The Preferred Shares are redeemable by the Company at any time at their liquidation preference and are convertible into the Company's Common Shares of Beneficial Interest (the "Common Shares"), 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversion dates as they received as a holder of the Preferred Shares.

5.  LOSS ON SALE OF REAL ESTATE:
In March 1996, the Company completed the sale of a parcel of land located in Philadelphia, Pennsylvania. The 3.4 acre parcel of land was sold for the purchase price of $600,000 and the Company recorded a loss of approximately $63,000 related to the sale. The parcel of land was initially owned by a partnership in which the Company was the General Partner.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996 the Company had $10,398,000 of cash and marketable securities on hand.

As of June 30, 1996 the Company had total mortgages payable of $212,840,000 of which $207,173,000 bear interest at fixed rates ranging from 7.96% to 10.5%. As of June 30, 1996, the Company is required to make principal payments on these fixed rate mortgages payable of $149,000 in 1996, $321,000 in 1997, $352,000 in
1998, $6,812,000 in 1999 and $365,000 in 2000.

In June, 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt with a new fixed rate secured financing. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000(the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The net proceeds of the refinancing transaction of $177,662,000, after net costs of $4,038,000, retired the short-term funds which repurchased the $100 million adjustable rate mortgage loan issued in conjunction with the Company's initial public offering in November 1992, pay off virtually all of the $60 million of additional adjustable rate debt and extend the maturities of the Company's debt. The entire principal balance of the certificates is due in June 2003. As a result of the refinancing, 97% of the Company's debt is at fixed rates with a weighted average interest rate of 8.15%. The Company recognized an extraordinary loss on refinancing of $11,052,000 in the second quarter of 1996, primarily due to the write off of unamortized deferred costs as well as premiums paid to repurchase the original REMIC certificates.

As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. On a monthly basis, $11,000 will be deposited into a Sinking Fund Account maintained with the Collateral Agent until the aggregate amount in the account equals or exceeds $786,000. All funds in the Sinking Fund Account are to be returned to the Company on the earlier of the repayment in full of the Mortgage Loan and the date of release or substitution of the mortgaged property located in Orange, CT.
 Also on a monthly basis, an amount equal to 1/12th of $0.25 per square foot of the gross leasable area of the Mortgaged Properties will be deposited into the Capital and TI Reserve Account. All funds in the Capital and TI Reserve Account may be used to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties.

In addition, as of June 30, 1996, the Company had one floating rate mortgage where the interest rate is based on the prime rate, with principal outstanding of $5,667,000. The interest rate on the mortgage is the prime rate plus 50 basis points with the principal balance being amortized at the rate of $200,000 per year. The prime rate was 8.25% at June 30, 1996.

In 1995 the Company obtained a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at the bank's prime rate, which was 8.25% at June 30, 1996. The facility is renewable annually as of June 30, 1996, and there were no borrowings outstanding under this facility as of June 30, 1996.

 In the first six months of 1996, the Company invested approximately $1,022,000 in the expansion and improvement of existing shopping center properties. The Company has budgeted approximately $300,000 for the balance of 1996 for capital expenditures to expand and improve its existing portfolio of shopping centers. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the new REMIC. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or offer additional equity securities.

Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

RESULTS OF OPERATIONS

Net income(loss) for common shareholders decreased $11,320,000 from $2,248,000, or $0.22 per common share, in the second quarter of 1995 to ($9,072,000), or ($0.88) per common share, in the second quarter of 1996. Excluding the extraordinary loss on refinancing, the net income for common shareholders decreased $268,000 or 12% from $2,248,000, or $0.22 per common share, in the second quarter of 1995 to $1,980,000, or $0.19 per common share, in the second quarter of 1996. Net income(loss) for common shareholders decreased $11,946,000 from $4,730,000, or $0.46 per common share, for the first six months of 1995 to ($7,216,000), or ($0.70) per common share, for the corresponding period in 1996. Excluding the extraordinary loss on refinancing, the net income for common shareholders decreased $894,000 or 19% from $4,730,000, or $0.46 per common share, for the first six months of 1995 to $3,836,000, or $0.37 per common share, for the corresponding period in 1996. Excluding the extraordinary loss on refinancing, the decrease was primarily due to the unusually high snow removal costs incurred in the first quarter of 1996 as a result of the severe winter weather experienced in the Northeastern portion of the United States.
The Company also recognized a loss on the sale of real estate in the first quarter of 1996 in connection with the sale of a 3.4 acre parcel of land located in Philadelphia, Pennsylvania.

Funds from operations was previously defined as income before depreciation and amortization and extraordinary items, less gains on the sale of real estate (the "old definition"). Effective January 1, 1996, The National Association of Real Estate Investment Trusts (NAREIT) revised the definition to income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate (the "new definition"). Funds from operations does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash flow available to fund all cash requirements. Funds from operations under the old definition decreased $391,000 or 7% from $5,470,000 for the second quarter of 1995 to $5,079,000 for the second quarter of 1996 and decreased $569,000 or 5% from $10,919,000 for the first six months of 1995 to $10,350,000 for the corresponding period in 1996. Funds from operations under the new definition decreased $146,000 or 3% from $4,731,000 for the second quarter of 1995 to $4,585,000 for the second quarter of 1996 and decreased $385,000 or 4% from $9,455,000 for the first six months of 1995 to $9,070,000 for the first six months of 1996.

Minimum rent increased $176,000 or 2% from $10,215,000 in the second quarter of 1995 to $10,391,000 in the second quarter of 1996 and increased $1,667,000 or 9% from $19,301,000 for the first six months of 1995 to $20,968,000 for the corresponding period in 1996. This increase was primarily due to the additional rents from the five centers purchased by the Company in April 1995 ($1,360,000) and additional rents from the Company's core portfolio of 33 centers owned during the first six months of 1995 and 1996 ($306,000) which equates to a 1.6% increase.

Percentage rent decreased $59,000 or 23% from $255,000 in the second quarter of 1995 to $196,000 in the second quarter of 1996 and decreased $17,000 or 4% from $460,000 for the first six months of 1995 to $443,000 for the corresponding period in 1996, primarily due to the closing of the Jamesway store at the Valley Forge Mall as well as the reduction of percentage rent amounts paid by one of the Company's tenants currently in bankruptcy.

Expense reimbursements increased $274,000 or 11% from $2,439,000 in the second quarter of 1995 to $2,713,000 in the second quarter of 1996 and increased $1,077,000 or 21% from $5,146,000 for the first six months of 1995 to $6,223,000 for the corresponding period in 1996. The increase for the quarter was primarily due to the acquisition of the five centers purchased in April 1995 and the increased recovery of common area maintenance expenses for the six months was due to the unusually high snow removal costs incurred as a result of the severe winter experienced in the first quarter of 1996 in the Northeastern portion of the United States.

Interest expense increased $105,000 or 3% from $4,125,000 in the second quarter of 1995 to $4,230,000 in the second quarter of 1996 and increased $993,000 or 13% from $7,518,000 for the first six months of 1995 to $8,511,000 for the corresponding period in 1996. These increases are primarily due to the interest on mortgages on centers purchased in 1995. Interest expense was offset by capitalized interest of $84,000 and $61,000 for the second quarter of 1995 and 1996, respectively, and $164,000 and $122,000 for the first six months of 1995 and 1996, respectively.

Depreciation and amortization increased $94,000 or 3% from $2,748,000 in 1995 in the second quarter to $2,842,000 in the second quarter of 1996 and increased $446,000 or 8% from $5,268,000 for the first six months of 1995 to $5,714,000 for the corresponding period in 1996, primarily due to the acquisition of the five centers in April 1995 as well as the additional depreciation recorded for building and tenant improvements completed in the second half of 1995 and the first half of 1996.

Real estate taxes increased $63,000 or 4% from $1,451,000 in the second quarter of 1995 to $1,514,000 in the second quarter of 1996 and increased $131,000 or 5% from $2,828,000 for the first six months of 1995 to $2,959,000 for the corresponding period in 1996 primarily due to the acquisition of five centers during 1995. Real estate tax expense was offset by capitalized real estate taxes of $35,000 and $32,000 for the second quarter of 1995 and 1996, respectively, and $73,000 and $64,000 for the first six months of 1995 and 1996, respectively.

Operations and maintenance expenses increased $325,000 or 19% from $1,670,000 in the second quarter of 1995 to $1,995,000 in the second quarter of 1996 and increased $1,760,000 or 51% from $3,424,000 for the first six months of 1995 to $5,184,000 for the corresponding period in 1996. This increase was primarily due to the unusually high snow removal costs incurred as a result of the severe winter experienced in the first quarter of 1996 in the Northeast portion of the United States (approximately $1 million), as well as the additional costs incurred at the five centers acquired in 1995 (approximately $595,000).

General and administrative expenses increased $33,000 or 4% from $791,000 in the second quarter of 1995 to $824,000 in the second quarter of 1996 and increased $1,000 from $1,522,000 for the first six months of 1995 to $1,523,000 for the corresponding period in 1996.

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


                            KRANZCO REALTY TRUST




Date:     August 12, 1996                        /S/ Norman M. Kranzdorf
                            Chief Executive  Officer and President





Date:     August 12, 1996                        /S/Robert H. Dennis
                            Chief Financial Officer and Treasurer