Form 10-Q
period 1996-09-30
KRANZCO REALTY TRUST
filed 1996-11-12
CIK 889427

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

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


                         YES [X]        NO [ ]

KRANZCO REALTY TRUST
QUARTERLY REPORT FOR THE PERIOD ENDED
SEPTEMBER 30, 1996


INDEX

PART I.                                                             PAGE

   Item 1.  Financial Statements                                     1

   Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                9


PART II.    Other Information

   Item 1.  Legal Proceedings                                       13

   Item 2.  Changes in Securities                                   13

   Item 3.  Defaults upon Mortgages and Notes Payable               13

   Item 4.  Submission of Matters to a Vote of Security Holders     13

   Item 5.  Other Information                                       13

   Item 6.  Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                          14

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Balance Sheets
                                                                                September 30,  December 31,
                                                                                    1996           1995
                                                                                (Unaudited)
                                                                                -------------  -------------
ASSETS:
   Shopping center properties owned, at cost
     Land                                                                         $76,099,000    $75,386,000
     Buildings and improvements                                                   293,509,000    292,687,000
                                                                                -------------  -------------
                                                                                  369,608,000    368,073,000
   Less-accumulated depreciation                                                   32,738,000     25,152,000
                                                                                -------------  -------------
                                                                                  336,870,000    342,921,000

   Cash and cash equivalents                                                        7,195,000      6,129,000
   Marketable securities                                                                    0        273,000
   Restricted cash                                                                    278,000        216,000
   Rents and other receivables, net of allowance of
     $871,000 and $831,000, September 30,1996 and December 31, 1995                 9,734,000      8,282,000
   Prepaid expenses                                                                 2,776,000      1,875,000
   Deferred financing costs, net of accumulated amortization of $119,000,
     and $7,633,000, September 30,1996 and December 31, 1995                        1,911,000     10,071,000
   Other deferred costs, net of accumulated amortization of $761,000,
     and $496,000, September 30,1996 and December 31, 1995                          1,893,000      1,688,000
   Other assets                                                                     1,011,000      1,528,000
                                                                                -------------  -------------
                               Total assets                                      $361,668,000   $372,983,000
                                                                                =============  =============

LIABILITIES:
   Mortgages and notes payable                                                   $212,716,000   $204,247,000
   Tenant security deposits                                                         1,126,000      1,129,000
   Accounts payable and accrued expenses                                            1,732,000      1,875,000
   Other liabilities                                                                1,141,000        756,000
   Distributions payable                                                            5,106,000      5,094,000
                                                                                -------------   ------------
                               Total liabilities                                  221,821,000    213,101,000

COMMITMENTS AND CONTINGENCIES

BENEFICIARIES' EQUITY:
   Shares of beneficial interest, $0.01 par value; authorized 100,000,000 shares; issued and outstanding, 11,155 preferred shares, September 30,
     1996 and December 31, 1995; 10,331,475  and 10,322,858 common shares
     September 30,1996 and December 31, 1995, respectively                            104,000        104,000
   Capital in excess of par value                                                 187,129,000    186,914,000
   Cumulative net income available for common shareholders                         24,690,000     30,029,000
   Cumulative distributions on common shares of beneficial interest               (71,926,000)   (57,061,000)
                                                                                -------------   ------------
                                                                                  139,997,000    159,986,000
   Unearned compensation on restricted shares of beneficial interest                 (150,000)      (104,000)
                                                                                -------------   ------------
                               Total beneficiaries' equity                        139,847,000    159,882,000

                               Total liabilities and beneficiaries' equity       $361,668,000   $372,983,000
                                                                                =============  =============

The accompanying notes are an integral part of these statements.

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Statements of Operations
                                                For the three   For the three   For the nine   For the nine
                                                 months ended    months ended   months ended   months ended
                                                September 30,   September 30,   September 30,  September 30,
                                                     1996            1995           1996           1995
                                                --------------   -------------  -------------  -------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
REVENUES:
   Minimum rent                                    $10,302,000     $10,434,000    $31,270,000    $29,735,000
   Percentage rent                                     283,000         331,000        726,000        791,000
   Expense reimbursements                            2,629,000       2,595,000      8,852,000      7,741,000
   Interest income                                      82,000         228,000        523,000        673,000
   Other                                                21,000         122,000         83,000        199,000

                                                --------------   -------------  -------------  -------------
                               Total revenues       13,317,000      13,710,000     41,454,000     39,139,000
                                                --------------   -------------  -------------  -------------
EXPENSES:
   Interest                                         $4,242,000      $4,335,000     12,753,000     11,853,000
   Depreciation and amortization                     2,720,000       2,845,000      8,434,000      8,113,000
   Real estate taxes                                 1,555,000       1,529,000      4,514,000      4,357,000
   Operations and maintenance                        1,915,000       1,793,000      7,099,000      5,217,000
   General and administrative                          834,000         760,000      2,357,000      2,282,000

                                                --------------   -------------  -------------  -------------
                               Total expenses       11,266,000      11,262,000     35,157,000     31,822,000
                                                --------------   -------------  -------------  -------------

     NET INCOME BEFORE EXTRAORDINARY ITEMS           2,051,000       2,448,000      6,297,000      7,317,000

      Extraordinary loss on debt refinancing                 0               0     11,052,000              0

      Extraordinary loss on sale of real estate              0               0         63,000              0
                                                --------------   -------------  -------------  -------------
     NET INCOME (LOSS)                               2,051,000       2,448,000     (4,818,000)     7,317,000

      Preferred Share Distribution                     174,000         173,000        521,000        312,000
                                                --------------   -------------  -------------  -------------


     NET INCOME (LOSS) FOR COMMON SHAREHOLDERS       1,877,000       2,275,000     (5,339,000)     7,005,000
                                                ==============   =============  =============  =============
     NET INCOME (LOSS) PER COMMON SHARE
                 OF BENEFICIAL INTEREST                  $0.18           $0.22         ($0.52)         $0.68
                                                ==============   =============  =============  =============

The accompanying notes are an integral part of these statements.

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Statements of Cash Flows
                                                                                For the nine   For the nine
                                                                                months ended   months ended
                                                                          September 30, 1996   September 30, 1995
                                                                                -------------  -------------
                                                                                 (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              ($4,818,000)    $7,317,000
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation and amortization                                              8,434,000      8,113,000
         Amortization of deferred interest costs                                      675,000      1,340,000
         Amortization of unearned compensation on restricted shares of
           beneficial interest                                                         47,000              0
         Loss on sale of real estate                                                   63,000              0
         Loss on refinancing                                                       11,052,000              0
   Changes in assets and liabilities:
      Increase in-
          Rents and other receivables                                              (1,452,000)    (1,101,000)
          Prepaid expenses                                                           (901,000)      (705,000)
          Other assets                                                                (70,000)      (260,000)
      Increase  (decrease) in-
          Accounts payable and accrued expenses                                      (132,000)      (239,000)
         Tenant security deposits                                                      (8,000)       173,000
         Other liabilities                                                            390,000        606,000
                                                                                -------------   ------------
   Net cash provided by operating activities                                       13,280,000     15,244,000
                                                                                -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in shopping center properties                                      (1,535,000)    (3,806,000)
     Proceeds from sale of real estate                                                524,000              0
     Decrease in marketable securities                                                273,000        244,000
     (Increase)decrease in restricted cash                                            (62,000)       542,000
     Increase in deferred costs                                                      (469,000)      (210,000)
                                                                                -------------   ------------
   Net cash used in investing activities                                           (1,269,000)    (3,230,000)
                                                                                -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid on common shares of beneficial interest                   (14,865,000)   (14,854,000)
     Distributions paid on preferred shares                                          (431,000)      (112,000)
     Issuance of common stock, net                                                     32,000        145,000
     Proceeds from sale of interest rate protection agreements                      3,935,000              0
     Proceeds of mortgages and notes payable                                      181,700,000      5,000,000
     Repayments of mortgages and notes payable                                   (179,374,000)    (1,032,000)
     Increase in deferred costs                                                    (1,942,000)      (393,000)
                                                                                -------------   ------------
   Net cash used in financing activities                                          (10,945,000)   (11,246,000)
                                                                                -------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           1,066,000        768,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        6,129,000      3,924,000
                                                                                -------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                             $7,195,000     $4,692,000
                                                                                =============  =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Accretion of discount on increasing rate preferred shares                           90,000         60,000
                                                                                =============  =============
   Preferred shares issued as part of the purchase price for the acquisition of real estate, subject to liabilities assumed as follows--
                               Net assets acquired                                    -          $44,969,000
                               Liabilities assumed, primarily mortgages               -           36,966,000
                                                                                -------------   ------------
                                                                                      -           $8,003,000
                                                                                =============  =============

      The Company declared a distribution of $0.48 per common share, payable to shareholders of record as of September 27, 1996. The distribution of $4,959,000 was paid on October 17, 1996.
      The Company declared a distribution of $0.48 per common share, payable to shareholders of record as of September 19, 1995. The distribution of $4,955,000 was paid on October 17, 1995.

     The Company recorded the quarterly distribution on the preferred shares as of September 30, 1996.
   The distribution of $146,000 was paid on October 1, 1996.
     The Company recorded the quarterly distribution on the preferred shares as of September 30, 1995.
   The distribution of $139,000 was paid on October 1, 1995.

   The accompanying notes are an integral part of these statements.

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Statements of Beneficiaries' Equity
                             For the years ended December 31, 1994 and 1995
                             For the nine months ended September 30, 1996 (Unaudited)
                                                                                                                      Unearned
                                                                                                        Cumulative Compensation
                                                               Preferred                  Cumulative Distributions          on
                                 Common             Preferred  Shares of       Capital    Net Income     on Common  Restricted
                              Shares of             Shares of Beneficial     In Excess     Available     Shares of   Shares of
                             Beneficial       Par  Beneficial   Interest           of     for Common    Beneficial  Beneficial
                               Interest     Value    Interest  Par Value     Par Value  Shareholders      Interest    Interest
                            -----------  --------- -----------  ---------  ------------  -----------  ------------  ----------

BALANCE, JANUARY 1, 1994    $10,315,497   $103,000           0         $0  $178,712,000  $10,770,000  ($17,648,000)         $0

Net income                       -           -          -           -           -          9,867,000       -            -
Distributions
  ($1.90 per share)              -           -          -           -           -             -        (19,600,000)     -
                            -----------  --------- -----------  ---------  ------------  -----------  ------------  ----------

BALANCE, DECEMBER 31, 1994   10,315,497   $103,000           0         $0  $178,712,000  $20,637,000  ($37,248,000)         $0

Issuance of shares                8,062      -          -           -           145,000       -            -          (104,000)
Forfeiture of common shares        (701)     -          -           -           (14,000)      -            -            -
Issuance of preferred
  shares, net                    -           -          11,155      1,000     7,976,000       -            -            -
Accretion of discount on
  preferred shares               -           -          -           -            95,000      (95,000)      -            -
Net income                       -           -          -           -           -          9,877,000       -            -
Distributions on preferred
  shares                         -           -          -           -           -           (390,000)      -            -
Distributions on common
  shares of beneficial
  interest
  ($1.92 per share)              -           -          -           -           -             -        (19,813,000)     -
                            -----------  --------- -----------  ---------  ------------  -----------  ------------  ----------
BALANCE, December 31, 1995   10,322,858   $103,000      11,155     $1,000  $186,914,000  $30,029,000  ($57,061,000)  ($104,000)

Issuance of shares                8,617      -          -           -           125,000       -            -           (93,000)
Accretion of discount on
  preferred shares               -           -          -           -            90,000      (90,000)      -            -
Accretion of unearned
 compensation on restricted
  shares of
  beneficial interest            -           -          -           -           -             -            -            47,000
Net loss                         -           -          -           -           -         (4,818,000)      -            -
Distributions on preferred
  shares                         -           -          -           -           -           (431,000)      -            -
Distributions on common
  shares of beneficial
  interest
  ($1.44 per share)              -           -          -           -           -             -        (14,865,000)     -
                            -----------  --------- -----------  ---------  ------------  -----------  ------------  ----------
BALANCE, September 30, 1996
  (unaudited)                10,331,475   $103,000      11,155     $1,000  $187,129,000  $24,690,000  ($71,926,000)  ($150,000)

The accompanying notes are an integral part of these statements.

KRANZCO REALTY TRUST AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1996

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND NATURE OF OPERATIONS
Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of September 30, 1996, the Company owns 38 properties in seven Northeastern and Mid-Atlantic states.

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

REAL ESTATE
Real estate assets and improvements or replacements are carried at the lower of depreciated cost or net realizable value. The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of"("SFAS No. 121") as of
January 1, 1996.  No adjustment was necessary as a result of adopting  SFAS No.
121. Depreciation is computed using the straight-line method over the estimated useful life of thirty years for buildings and the related life of the improvements or the related lease term. Maintenance and repairs are charged to expense, as incurred.

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

PER SHARE DATA
Net income per share is based on the weighted average number of common shares of beneficial interest outstanding adjusted to give effect to common share equivalents. The weighted average number of shares used in the computations was 10,326,086 and 10,318,184 for the nine months ended September 30, 1996 and 1995, respectively, and 10,331,475 and 10,323,559 for the three months ended September 30, 1996 and 1995, respectively .

STATEMENTS OF CASH FLOWS
Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $12,527,000 and $10,568,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

3. INDEBTEDNESS:
At September 30, 1996 and December 31, 1995, the Company had mortgages and notes payable outstanding of $212,716,000 and $204,247,000, respectively.

In June 1996, the Company completed a refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt with a new fixed rate secured financing. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The net proceeds of the refinancing transaction of $177,662,000, after net costs of $4,038,000, were used to retire the short-term funds borrowed to repurchase the $100 million adjustable rate mortgage loan issued in conjunction with the Company's initial public offering in November 1992 and pay off virtually all of the $60 million of additional adjustable rate debt. The entire outstanding principal balance of the Mortgage Loan is due in June 2003. The extraordinary loss on refinancing of $11,052,000 includes the write off of approximately $8,844,000 of unamortized deferred costs related to the debt instruments repaid, as well as other costs including prepayment fees, premium paid on repurchase of the $100 million REMIC certificates and professional fees. In connection with the repayment of the $100 million REMIC, the Company sold its interest rate protection agreements. The proceeds received on the sale of the agreements of approximately $3,935,000 were netted against the loss on refinancing. Interest expense for the nine months ended September 30, 1996 and 1995 on the accompanying statements of operations is shown net of reimbursements of $275,000 and $1,019,000, respectively, relating to the interest rate protection agreements and capitalized interest of $185,000 and $246,000, respectively.

As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. On a monthly basis, $11,000 is deposited into a Sinking Fund Account maintained with the Collateral Agent until the aggregate amount in the account equals or exceeds $786,000. All funds in the Sinking Fund Account are to be returned to the Company on the earlier of the repayment in full of the Mortgage Loan and the date of release or substitution of the mortgaged property located in Orange, CT. The balance in the Sinking Fund Account as of September 30, 1996 was $33,000. Also on a monthly basis, an amount equal to 1/12th of $0.25 per square foot of the gross leasable area of the Mortgaged Properties will be deposited into the Capital and TI Reserve Account. All funds in the Capital and TI Reserve Account may be used on a current basis to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $245,000 as of September 30, 1996.

In addition, the Company has four mortgages outstanding as of September 30, 1996 which were assumed in 1995 in connection with the acquisition of certain shopping centers. These mortgages have maturity dates ranging from 1999 through 2004. Three of the four mortgages assumed have fixed interest rates ranging
from 8.0% to 	10.5%.  The outstanding principal balance on these mortgages at
September 30, 1996 was approximately $25,399,000. The other mortgage has an interest rate payable at prime plus 1/2%. The outstanding principal balance on this mortgage at September 30, 1996 was approximately $5,617,000.

In 1995, the Company obtained a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at
that bank's prime rate.    There  were no outstanding borrowings under this
facility as of September 30, 1996 and the facility was extended through December 31, 1996.

4.  PREFERRED SHARES OF BENEFICIAL INTEREST:
In connection with the purchase of five shopping centers in April 1995, the Company issued 11,155 shares of Series A Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share, of Kranzco Realty Trust (the "Preferred Shares") at a face amount of
$11,155,000.    The Preferred Shares were valued for accounting purposes based on the fair value of the assets acquired and recorded at approximately $7,976,000, net of issuance costs. The Preferred Shares had an initial distribution rate of 5.0% per annum with increases of 0.25% per annum up to a maximum rate of 6.5% per annum. As of September 30, 1996, the distribution rate on the Preferred Shares is 5.25%. The Company recorded a discount of approximately $467,000 at the time of issuance which represents the present value of the difference between the total distributions to be paid in the seven year period prior to commencement of the perpetual distribution and the perpetual distribution amount for that same seven year period. This amount is accreted on an effective interest method over the seven years. The Preferred Shares are redeemable by the Company at any time at their liquidation preference and are convertible into the Company's Common Shares of Beneficial Interest (the "Common Shares"), 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversion dates as they received as a holder of the Preferred Shares.


5.  LOSS ON SALE OF REAL ESTATE:
In March 1996, the Company completed the sale of a parcel of land located in Philadelphia, Pennsylvania. The 3.4 acre parcel of land was sold for the purchase price of $600,000 and the Company recorded a loss of approximately $63,000 related to the sale. The parcel of land was initially owned by partnership of which the Company was the General Partner.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996 the Company had $7,473,000 of cash and restricted cash on hand.

As of September 30, 1996 the Company had total mortgages payable of $212,716,000 of which $207,099,000 bear interest at fixed rates ranging from 7.96% to 10.5%. As of September 30, 1996, the Company is required to make principal payments on these fixed rate mortgages payable of $76,000 in 1996, $321,000 in 1997, $352,000 in 1998, $6,812,000 in 1999 and $365,000 in 2000.

In June 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt with a new fixed rate secured financing. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The net proceeds of the refinancing transaction of $177,662,000, after net costs of $4,038,000, were used to retire the short-term funds borrowed to repurchase the $100 million adjustable rate mortgage loan issued in conjunction with the Company's initial public offering in November 1992 and pay off virtually all of the $60 million of additional adjustable rate debt. The entire principal balance of the Mortgage Loan is due in June 2003. As a result of the refinancing, 97% of the Company's debt is at fixed rates with a weighted average interest rate of 8.17%. The Company recognized an extraordinary loss on refinancing of $11,052,000 in the second quarter of 1996, primarily due to the write off of unamortized deferred costs as well as premiums paid to repurchase the original REMIC certificates.

As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. On a monthly basis, $11,000 is deposited into a Sinking Fund Account maintained with the Collateral Agent until the aggregate amount in the account equals or exceeds $786,000. All funds in the Sinking Fund Account are to be returned to the Company on the earlier of the repayment in full of the Mortgage Loan and the date of release or substitution of the mortgaged property located in Orange, CT.
 The balance in the Sinking Fund Account was $33,000 as of September 30, 1996. Also on a monthly basis, an amount equal to 1/12th of $0.25 per square foot of the gross leasable area of the Mortgaged Properties will be deposited into the Capital and TI Reserve Account. All funds in the Capital and TI Reserve Account may be used on a current basis to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $245,000 as of September 30, 1996.

In addition, as of September 30, 1996, the Company has one floating rate mortgage where the interest rate is based on the prime rate, with principal outstanding of $5,617,000. The interest rate on the mortgage is the prime rate plus 50 basis points with the principal balance being amortized at the rate of $200,000 per year. The prime rate was 8.25% at September 30, 1996.

In 1995 the Company obtained a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at the bank's prime rate, which was 8.25% at September 30, 1996. The facility was extended through December 31, 1996, and there were no borrowings outstanding under this facility as of September 30, 1996.

Effective January 1, 1996, The National Association of Real Estate
Investment Trusts (NAREIT) revised the definition of funds from operation to income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate (the "new definition"). Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Also, funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations under the new definition decreased $316,000 or 7% from $4,832,000 for the third quarter of 1995 to $4,516,000 for the third quarter of 1996 and decreased $701,000 or 5% from $14,287,000 for the first nine months of 1995 to $13,586,000 for the first nine months of 1996.

The Company has several tenants who are operating under Chapter 11 of the United States Bankruptcy code. Among the tenants are Bradlee's (three stores representing approximately $2.2 million of the Company's annual revenues), Caldor (three stores representing approximately $2.5 million of the Company's annual revenues) and Rickel's (two stores representing approximately $1.4 million of the Company's annual revenues). To date Bradlee's and Caldor have not taken any action to reject these leases and continue to pay current rent and operate their stores located in the Company's centers. Rickel's has indicated that they will close and cease paying rent on the store located at the Hillcrest Mall in Phillipsburg, NJ on November 30, 1996. The rental for this store amounts to approximately $0.3 million per year including reimbursements for operating expenses. Rickel's has also indicated that the lease for The Mall at Cross County will be assumed prior to the end of the year. The rental for this store amounts to approximately $1.1 million per year including reimbursements for operating expenses. Other tenants in the Company's portfolio that are continuing to pay current rent and operate their stores under Chapter 11 are individually less than 1% of annual revenues but in the aggregate are approximately 2.6% of the Company's annual revenues, none of which has taken any action to reject these leases.

In the first nine months of 1996, the Company invested approximately
$1,535,000 in the expansion and improvement of existing shopping center properties. The Company has budgeted approximately $300,000 for the balance of 1996 for capital expenditures to expand and improve its existing portfolio of shopping centers. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the new REMIC. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or offer additional equity securities.

Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

RESULTS OF OPERATIONS

Net income for common shareholders decreased $398,000 from $2,275,000, or
$0.22 per common share for the three months ended September 30, 1995 to $1,877,000, or $0.18 per common share for the three months ended September 30,
1996.   Net income(loss) for common shareholders decreased $12,344,000 from
$7,005,000, or $0.68 per common share, for the first nine months of 1995 to ($5,339,000), or ($0.52) per common share, for the corresponding period in 1996. Excluding the extraordinary loss on refinancing, the net income for common shareholders decreased $1,292,000 or 18% from $7,005,000, or $0.68 per common share, for the first nine months of 1995 to $5,713,000, or $0.50 per common share, for the corresponding period in 1996. Excluding the extraordinary loss on refinancing, the decrease was primarily due to the unusually high snow removal costs incurred in the first quarter of 1996 as a result of the severe winter weather experienced in the Northeastern portion of the United States and a loss of tenants at the Company's properties resulting in a reduction in the leased percentage of the portfolio from 93% at September 30, 1995 to 89% at September 30, 1996. The Company also recognized a loss of $63,000 on the sale of real estate in the first quarter of 1996 in connection with the sale of a 3.4 acre parcel of land located in Philadelphia, Pennsylvania.

Minimum rent decreased $132,000 or 1% from $10,434,000 in the third quarter of 1995 to $10,302,000 in the third quarter of 1996 and increased $1,535,000 or 5% from $29,735,000 for the first nine months of 1995 to $31,270,000 for the corresponding period in 1996. The decrease for the three months was primarily due to the decrease in the leased percentage of the portfolio from 93% at September 30, 1995 to 89% at September 30, 1996. The increase for the nine months was primarily due to the additional rents from the five centers purchased by the Company in April 1995 ($1,450,000).

Percentage rent decreased $48,000 or 15% from $331,000 for the three months ended September 30, 1995 to $283,000 for the three months ended September 30, 1996 and decreased $65,000 or 8% from $791,000 for the first nine months of 1995 to $726,000 for the corresponding period in 1996, primarily due to the closing of the Jamesway store at the Valley Forge Mall as well as the reduction of percentage rent amounts paid by one of the Company's tenants currently in bankruptcy.

Expense reimbursements increased $34,000 or 1% from $2,595,000 for the three months ended September 30, 1995 to $2,629,000 for the three months ended September 30, 1996 and increased $1,111,000 or 14% from $7,741,000 for the first nine months of 1995 to $8,852,000 for the corresponding period in 1996. The increase for the quarter was primarily due to the acquisition of the five centers purchased in April 1995 combined with an increase in operating expenses at the centers and the increased recovery of common area maintenance expenses for the nine months was primarily due to the unusually high snow removal costs incurred as a result of the severe winter experienced in the first quarter of 1996 in the Northeastern portion of the United States.

Interest expense decreased $93,000 or 2% from $4,335,000 for the three months ended September 30, 1995 to $4,242,000 for the three months ended September 30, 1996 and increased $900,000 or 8% from $11,853,000 for the first nine months of 1995 to $12,753,000 for the corresponding period in 1996. The decrease for the three months is due to the refinancing of the majority of the Company's debt in June 1996 and the elimination of amortized interest included in 1995. The increase for the nine months is primarily due to the interest on mortgages on the centers purchased in 1995. Interest expense was offset by capitalized interest of $82,000 and $63,000 for the third quarter of 1995 and 1996, respectively, and $246,000 and $185,000 for the first nine months of 1995 and 1996, respectively.

Depreciation and amortization decreased $125,000 or 4% from $2,845,000 in 1995 in the third quarter to $2,720,000 in the third quarter of 1996 and increased $321,000 or 4% from $8,113,000 for the first nine months of 1995 to $8,434,000 for the corresponding period in 1996. The decrease for the three months is due to the refinancing of the majority of the Company's debt in June 1996 and the elimination of amortized financing costs included in 1995. The increase for the nine months is primarily due to the acquisition of the five centers in April 1995 as well as the additional depreciation recorded for building and tenant improvements completed in the second half of 1995 and the first half of 1996.

Real estate taxes increased $26,000 or 2% from $1,529,000 in the third quarter of 1995 to $1,555,000 in the third quarter of 1996 and increased $157,000 or 4% from $4,357,000 for the first nine months of 1995 to $4,514,000 for the corresponding period in 1996 primarily due to the acquisition of five centers during 1995. Real estate tax expense was offset by capitalized real estate taxes of $37,000 and $29,000 for the third quarter of 1995 and 1996, respectively, and $110,000 and $93,000 for the first nine months of 1995 and 1996, respectively.

Operations and maintenance expenses increased $122,000 or 7% from $1,793,000 in the third quarter of 1995 to $1,915,000 in the third quarter of 1996 and increased $1,882,000 or 36% from $5,217,000 for the first nine months of 1995 to $7,099,000 for the corresponding period in 1996. This increase was primarily due to the unusually high snow removal costs incurred as a result of the severe winter experienced in the first quarter of 1996 in the Northeast portion of the United States (approximately $1 million), as well as the additional costs incurred at the five centers acquired in 1995.

General and administrative expenses increased $74,000 or 10% from $760,000 in the third quarter of 1995 to $834,000 in the third quarter of 1996 and increased $75,000 or 3% from $2,282,000 for the first nine months of 1995 to $2,357,000 for the corresponding period in 1996 primarily due to an increase in payroll expense due to the amortization of stock bonus amounts.

INFLATION

Most of the retail tenant leases at the shopping center properties contain provisions which will entitle the Company to receive percentage rents based on the tenants' gross sales. Such percentage rents minimize the risk to the Company of the adverse effects of inflation. Most of the leases at the shopping center properties require the tenants to pay a substantial share of operating expenses, such as real estate taxes, insurance and common area maintenance costs, and thereby reduce the Company's exposure to increased costs. In addition, many of the leases at the shopping center properties are for terms of less than ten years, which may enable the Company to seek increased rents upon renewal of existing leases.

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


							KRANZCO REALTY TRUST




Date:    November 11, 1996				/S/ Norman M. Kranzdorf

							Chief Executive  Officer and President





Date:    November 11, 1996				/S/Robert H. Dennis

							Chief Financial Officer and Treasurer