Form 10-K
period 1996-12-31
KRANZCO REALTY TRUST
filed 1997-03-27
CIK 889427

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the fiscal year ended December 31, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from ---- to ----

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $168 million based on the closing price on the New York Stock Exchange for such stock on March 24, 1997.

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 10,333,914 as of March 24, 1997.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 1997 Kranzco Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on June 4, 1997 are incorporated by reference into Part III.

TABLE OF CONTENTS

                                                                    Form 10-K
 Item No.                                                          Report Page

PART I

1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .        9
4.  Submission of Matters to a Vote of Security Holders . . . . . . .        9

PART II

5.  Market for the Registrant's Common Equity and Related
      Shareholder Matters  . . . . . . . . . . . . . . . . . . . . .         9
6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . .       10
7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . . .         12
8.  Financial Statements and Supplementary Data . . . . . . . . . .         16
9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosures . . . . . . . . . . . . .        16

PART III

10. Director and Executive Officers of the Registrant . . . . . . .         17
11. Executive Compensation  . . . . . . . . . . . . . . . . . . . .         17
12. Security Ownership of Certain Beneficial Owners and
      Management  . . . . . . . . . . . . . . . . . . . . . . . . .         17
13. Certain Relationships and Related Transactions . . . . . . . . .        17

PART IV

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K ,
      Property Table  . . . . . . . . . . . . . . . . . . . . . . .         17

PART  I

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Risks and other factors that might cause such a difference include, but are not limited to, the effect of economic and market conditions; risks that the Company's acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of the Company's major retail tenants; failure of the Company's properties to generate additional income to offset increases in operating expenses, as well as other risks listed herein under Item 1. Business and from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.

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

(b) Developments During the 1996 Fiscal Year

In June 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt. The Company entered into a seven year, fixed rate real estate mortgage loan secured by mortgages on 27 of the Company's properties in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96% which includes trustee and servicer fees. The net proceeds of the transaction were used to repurchase the $100 million adjustable rate mortgage loan issued in conjunction with the Company's initial public offering in November 1992 and pay off virtually all of the Company's $60 million of additional adjustable rate debt. The Company recognized an extraordinary loss of $11,052,000 primarily due to the write off of unamortized deferred financing costs as well as premiums paid to repurchase the original REMIC certificates related to the $100 million adjustable rate mortgage loan.

In November 1996, the Company entered into an agreement to acquire, through a merger, Union Property Investors, Inc. ("UPI"). UPI owned sixteen properties located in eleven states that have a total of approximately 1.3 million square feet of gross leasable area and were approximately 99% leased. The Company completed this acquisition in the first quarter of 1997. The total purchase price of approximately $65 million was satisfied by the assumption of approximately $30.2 million of existing debt, issuance of approximately $29.6 million of convertible preferred stock, approximately $3.6 million of redeemable preferred stock and approximately $1.6 million of cash.

During 1996, four of the Company's anchor tenants, Bradlees, Rickels, Caldor and Jamesway , were in bankruptcy under Chapter 11 of the bankruptcy code. In general, in a Chapter 11 proceeding, the tenant is required to pay the full rental to the landlord for the store on a current basis unless the lease is disaffirmed.

The Bradlees stores are located in Bethlehem, Pennsylvania, Whitehall, Pennsylvania and Groton, Connecticut and are approximately 85,899, 85,120 and 85,120 square feet, respectively. Stop & Shop Companies, Inc. is primarily liable under all three leases. The Company believes that these three leases are at or below market rental rates and, therefore, the Company would not have significant difficulty in leasing these stores if the leases were rejected. The average rent paid by Bradlees for these locations is approximately $6.50 per square foot.

The Rickels stores are located in Phillipsburg, New Jersey and Yonkers, New York and both are approximately 50,000 square feet. Rickels disaffirmed the lease for the store located at Phillipsburg on November 30, 1996. The rental for this store amounted to approximately $300,000 per year including reimbursements for operating expenses. The Company is actively pursuing a replacement tenant for the vacant Phillipsburg location. Rickels affirmed the lease at the Yonkers location. Rental for this store is approximately $1.1 million including reimbursements for operating expenses.

The Caldor stores are located in Towson, Maryland, Bristol, Pennsylvania and Hamilton Township, New Jersey and are approximately 94,600, 113,160 and 119,935 square feet, respectively. The Towson lease is guaranteed by The May Company. Effective November 1, 1996, the Company entered into an agreement to reduce the common area maintenance and real estate tax reimbursements at one of the Caldor locations by approximately $230,000 for each year in a five year period. The Company believes that these three leases are at or below market rental rates and, therefore, the Company would not have significant difficulty in leasing these stores if the leases were rejected. The average rent paid by Caldor for these locations is approximately $6.15 per square foot.

Effective February 29, 1996, Jamesway disaffirmed their leases at the two locations in which they had operated. The Jamesway stores were located in Phoenixville, Pennsylvania and Bradford, Pennsylvania and were approximately 60,138 and 76,000 square feet, respectively. The Company has leased the Phoenixville, Pennsylvania location to Ames Department store, who is also leasing an additional 4,000 square feet at that location. The Company believes that the Jamesway lease at Bradford was below market rental rates (the rent paid at the location was approximately $2.50 per square foot) and, therefore, the Company will not have significant difficulty in leasing the available store.

(c) Financial Information About Industry Segments

The Company is in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of neighborhood and community shopping centers and free-standing properties. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

(d) Narrative Description of Business

General   At March 24, 1997, the Company owned and operated 54 neighborhood and community shopping centers and free-standing properties (the "Properties") aggregating approximately 7.0 million square feet of GLA located in Arizona, Connecticut, Georgia, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina and Virginia.

The Company is self-administered and self-managed and does not engage or pay a REIT advisor because the Company provides management, leasing, accounting, legal, design and construction expertise through its own personnel or, where appropriate, through outside professionals.

The Company's executive offices are located at 128 Fayette Street, Conshohocken, Pennsylvania 19428 and its telephone number is (610) 941-9292.

Operating Strategies   The Company's operating strategies are to:  (i) focus on
the neighborhood and community shopping center business and, to a lesser extent, the free-standing retail property business; (ii) actively manage its properties (in a manner consistent with the REIT tax rules) for long-term cash flow growth and capital appreciation; (iii) increase occupancy at its properties by capitalizing on management's reputation and long-standing relationships with national tenants and extensive experience in marketing to local tenants, as well as the negotiating leverage inherent in a large portfolio of properties; (iv) maintain, renovate, expand and reconfigure its properties; (v) optimize the mix of tenants in each shopping center as that center's lease expiration schedule, physical configuration, changing competitive position and trade area dictate;
(vi) develop or ground lease the parcels ("Out-Parcels") of vacant land existing at its properties for use as restaurants, banks, auto centers, cinemas or other facilities; (vii) benefit from economies of scale by spreading overhead expenses over a larger asset base; and (viii) manage and/or lease real estate properties for third parties to generate additional income (within the limitations of REIT income requirements) and to provide opportunities to acquire other real estate properties.

Acquisition Strategies/Investment Strategies   The Company intends to make
acquisitions in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") applicable to REITs and related regulations with respect to the composition of the Company's portfolio and the derivation of income unless, because of circumstances or changes in the Code (or any related regulation), the trustees (the "Trustees") of the Company determine that it is no longer in the best interests of the Company to qualify as a REIT. The Company's acquisition strategies are to: (i) exploit today's favorable climate for the purchase of neighborhood and community shopping centers by buyers, such as the Company, which, due to their low level of existing indebtedness, anticipated high ratio of cash flows to debt service and expected access to the public equity and debt markets, have access to capital; and (ii) acquire quality properties which have been over-leveraged or need replacement anchor stores where the Company's expected ability to obtain financing to fund tenant and other necessary improvements, and its management's leasing expertise can enhance value. The Company does not intend to invest in excess of 15% of its assets in any single property.

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

Financing Strategies   The Company intends to maintain a conservative ratio of
debt to estimated value of the Company's real estate assets (as determined by the Trustees, taking into consideration the tenants in occupancy, gross rental revenues, geographic location and other factors affecting the value of the Company's properties) ("Debt Ratio") of generally not more than 50%. At December 31, 1996, the Company had a Debt Ratio of approximately 53% and a ratio of debt to total market capitalization, based upon the closing price of the Company's stock on the New York Stock Exchange as of December 31, 1996, of approximately 54%. The Company intends to finance acquisitions with the most appropriate sources of capital, as determined by the Trustees, which may include available cash flows from operations, the issuance of equity securities, the sale of investments and, within the debt guidelines described above, bank and other institutional borrowings and the issuance of debt securities. Future borrowings by the Company for acquisitions may be either on a secured or unsecured basis.

In this regard, in addition to the Mortgage Loan, the Company has obtained several credit facilities as described below.

In 1995, the Company obtained a $1.0 million unsecured credit facility from Corestates Bank, N.A. (the "Corestates Facility"). Amounts borrowed under the line of credit bear interest at the bank's prime rate. As of December 31, 1996, there were no borrowings outstanding under the Corestates Facility. The facility was extended in 1996 through December 31, 1997.

In November 1996, the Company obtained a $3.0 million secured line of credit facility from Bank Leumi Trust Company of New York (the "Bank Leumi Facility"). Amounts borrowed under the Bank Leumi Facility will bear interest at 50 basis points above that bank's reference rate. Borrowings under the Bank Leumi Facility are secured by a first mortgage lien on the Golfland Shopping Center in Orange, Connecticut. There were no outstanding borrowings under this facility as of December 31, 1996. The expiration date of the Bank Leumi Facility is October 31, 1997.

In February 1997, the Company obtained a secured first mortgage loan facility of up to $50 million from Salomon Brothers Realty Corp.(the "Salomon Facility"). Fourteen of the Company's properties secure the Salomon Facility. Amounts borrowed under the Salomon Facility will bear interest at a rate equal to the one month London Interbank Offering Rate ("LIBOR") plus a spread of 175 basis points. The term of the Salomon Facility is for two years, with an option for a one year renewal. As of March 24, 1997, the Compnay had $13 million of outstanding borrowings under this facility.

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

The Company has proprietary sophisticated computer software systems designed to support its operating and administrative functions and to optimize management's ability to own, operate and manage additional properties without significant increase in its general and administrative expenses. The Company's systems allow instant access to floor plans, store availability, lease data, tenants' sales history, cash flows and budgets. The Company believes its systems to be as advanced as any in the industry.

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

Employees As of December 31, 1996, the Company had approximately 60 full and part-time employees. None of the Company's employees are subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

Business Issues As the owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including defaults under or nonrenewal of tenant leases, tenant bankruptcies, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, including debt service, capital expenditures and tenant improvements, environmental matters, financing availability and costs, and changes in real estate and zoning laws. The success of the Company also depends upon certain key personnel, its ability to maintain its qualification as a REIT, compliance with the terms and conditions of the Mortgage Loan and the credit facilities and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.

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

ITEM 2.PROPERTIES

Shopping Center Properties The Company owns and operates 54 neighborhood and community shopping centers and free-standing properties located in Arizona, Connecticut, Georgia, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina and Virginia. The Properties were designed to attract local area customers and are typically anchored by a supermarket, discount department store or drugstore, and are diversified in size, ranging from 387,000 square feet of gross leasable area to a free-standing restaurant of only 4,000 square feet of gross leasable area. Typical tenants are A & P SuperFresh Supermarkets (at 3 Properties), Bradlees (3), Pathmark Supermarkets (5), Discovery Zone (2), The Sports Authority (2), Kmart (5), Caldor (3), Food Lion (3), Goody's (3), Wal-Mart (2), Home Depot (1), Fashion Bug (12), Marshalls (3), Cato (7), Thrift Drug (7), Drug Emporium (3), Radio Shack (9) Toys "R" Us (1) and Kids "R" Us
(3). At 27 of the Properties, free-standing restaurants, retail stores or banks, such as McDonalds, Ponderosa, Pizza Hut, Signet Bank, Auto Zone, Tire America and Somerset Tire Service, are tenants located on Out-Parcels. Three of the Properties are community malls of 287,000 square feet, 218,000 square feet and 173,000 square feet, respectively. One is anchored by Kmart while another is anchored by Kids "R" Us, The Sports Authority and TJ Maxx. The third was anchored by Jamesway and A & P SuperFresh Supermarkets. Jamesway closed in December 1995 and Superfresh closed in February 1996. The Company leased the Jamesway space to Ames Department Stores, which expects to open in April 1997. Twenty of the Properties contain additional land for expansion of existing stores and sixteen of the Properties have Out-Parcels available for development of free-standing buildings for use as restaurants, banks, auto centers, cinemas and other operations.

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

A substantial portion of the income from the Properties consists of rent received under long-term leases. Most of the leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center. Certain of the major tenant leases provide that the landlord is obligated to pay certain of these expenses above or below specific levels. Except for Pathmark Supermarkets, Caldor and Bradlees, which represented approximately 6%, 5% and 4%, respectively, no tenant represented more than 4% of the aggregate minimum rent of the Properties as of December 31, 1996. Minimum rent revenues and operating expense reimbursements accounted for approximately 97% of the total revenues of the Company for the year ended December 31, 1996. A majority of the leases associated with the Properties also provide for the payment of percentage rent calculated as a percentage of a tenant's gross sales above predetermined thresholds. Percentage rent accounted for appoximately 2% of the total revenues of the Company for the year ended December 31, 1996.

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

As of March 1, 1997, the occupancy rate for the Properties was approximately 91%. The property table set forth below gives more specific information with respect to each of the Properties as of March 1, 1997.

The following table sets forth certain information as of March 1, 1996 relating to the Shopping Center Properties owned by the Company:
                                                                            Gross      Percent
Shopping Center           Location of  Year        Ownership       Land     Leasable   Leased
Property                  Shopping     Developed   Interest/       Area     Area       <F1>     Anchor Tenants (lease expiration
                          Center       or Aquired  (expiration)    (acres)  (Sq. Ft.)           /option expiration)

Arizona
Sinclair Paints          Tuscon           1997     Fee               0.77      14,840 100.00% Sinclair Paints (2000/2020)

Connecticut
Golfland                 Orange           1984     Fee               6.20      60,580 100.00% Pathmark (2008/2038) <F1>
Groton Square            Groton           1987     Fee              17.74     191,955  94.88% Bradlees (2007/2027),
                                                                                              Stop & Shop (2007/2027)
Manchester Kmart Plaza   Manchester       1994     Fee              21.06     183,376  91.55% Kmart (1997/2022),
                                                                                              Stop & Shop (2018/2058)
Milford                  Milford          1966     Leasehold         3.00      25,200 100.00% Xpect Discount Drug (1999/2009)
                                                   (2020)
Orange                   Orange           1967     Leasehold         3.43      27,000 100.00% Pergament Express (2004/2004)
                                                   (2006)
Parkway Plaza I          Hamden           1982     Fee               6.55      72,530  82.41% Pathmark (2007/2037)  <F1>
Parkway Plaza II         Hamden           1985     Fee               8.00     162,164  45.19% Kids R Us (2006/2026),
                                                                                              Rickels (2005/2035)  <F1>
Stratford Square         Stratford        1984     Fee              19.58     160,176  95.20% Pathmark (2009/2039)  <F1>,
                                                                                              Marshalls (2000/2010)
Georgia
Bainbridge Town Center   Bainbridge       1997     Fee              19.86     143,729 100.00% Kmart (2015/2065),
                                                                                              Food Lion (2010/2030)
Kentucky
Harrodsburg Marketplace  Harrodsburg      1997     Fee               7.00      60,048 100.00% Kroger (2007/2027)

Maryland
Anneslie                 Baltimore        1993     Fee               9.26     175,744 100.00% Caldor (2011/2041)
Campus Village           College Park     1995     Fee               1.89      25,529  80.59% None
Coral Hills              Coral Hills      1995     Fee               7.00      86,050  96.05% Shoppers Food Warehouse (2004/2029)
Fox Run                  Prince Frederick 1994     Fee              40.87     288,278  98.79% Kmart (2016/2066),
                                                                                              Giant Foods (2021/2051),
                                                                                              Peebles (2012/2032),
                                                                                              Raley's Home Furnishings (2004/2014)
Hillcrest Plaza          Frederick        1995     Fee              12.00     109,071  87.18% Shoppers Food Warehouse (1999/2024)

Massachusetts
Ames Center              Raynham          1997     Fee               5.76      55,000 100.00% Ames (2011/2031)

Michigan
Builder's Square         Flint            1997     Fee               8.20      80,000 100.00% Builder's Square (2006/2026)
Musicland                Livonia          1997     Fee               8.83      80,000 100.00% Media Play (2005/2025)

Minnesota
Baker's Square           Minnetonka       1997     Fee               1.30       3,881 100.00% Baker's Square (2001/2021)
Baker's Square           Roseville        1997     Fee               1.30       5,067 100.00% Baker's Square (2001/2021)

Mississippi
Brookway Village         Brookhaven       1997     Fee               6.00      47,587 100.00% Delchamps (2008/2028)
Towne Square             Columbus         1997     Fee               9.77     116,153  96.56% Goody's (1998/2008),
                                                                                              Crafts Plus (1998/2008),
                                                                                              Gold's Gym (2000/2010)
New Jersey
Collegetown              Glassboro        1989     Fee              23.00     250,234  97.24% Kmart (2001/2021),
                                                                                              Acme (1999/2044)
Hillcrest Mall           Phillipsburg     1985     Fee              18.00     220,985  55.77% Superfresh (1998/2008),
                                                                                              Staples (2010/2025),
                                                                                               R&S Strauss (2010/2025)
Suburban Plaza           Hamilton         1994     Fee              23.15     239,723  99.28% Caldor (2013/2033),
                                                                                              Shop Rite (2002/2020 )
New York
A & P Mamaroneck         Mamaroneck       1976     Fee               2.17      24,978 100.00% A & P (2006/2016)
Cross County Square      Yonkers          1986     Fee              10.07     216,058  97.68% Rickel Home Centers (2012/2032),
                                                                                              Kids R Us (2008/2018),
                                                                                              The Sports Authority (2010/2025),
                                                                                              T.J. Maxx (2004/2014)
High Ridge               Yonkers          1977     Fee               8.90      88,501  94.75% Pathmark (2003/2027)
North Ridge              New Rochelle     1971     Fee               2.80      43,105  96.06% Harmon Cosmetics (2007/2017),
                                                                                              NRHMC (2011/2016)
Port Washington          Port Washington  1968     Leasehold         1.00      19,600  91.84% North Shore Farms (1998/2033)
                                                   (2067)
Village Square           Larchmont        1981     Fee               0.93      17,126  53.25% None
North Carolina
Cary Plaza               Cary             1997     Fee               8.32      62,102  95.49% Food Lion (2010/2030),
                                                                                              Revco Drugs (2001/2026)
Magnolia Plaza           Morganton        1997     Fee              17.14     104,026  98.37% Ingles Supermarket (2007/2062),
                                                                                              Goody's (1997/2002)
Pennsylvania
69th Street Plaza        Upper Darby      1994     Fee               2.96      42,500 100.00% Drug Emporium (2000/2000)
Barn Plaza               Doylestown       1987     Fee              35.00     180,987 100.00% Acme (2007/2037),
                                                                                              Marshalls (2004/2019),
                                                                                              Toy Warehouse (2004/2014)
Bensalem Square          Bensalem         1983     Fee              16.38      72,558  96.68% Pathmark (2009/2039)
Best Plaza               Tredyffrin       1993     Fee              11.14     113,000  40.71% Staples (1998/2008)
Bethlehem Square         Bethlehem        1987     Fee              48.00     386,820  99.51% Bradlees (2007/2025),
                                                                                              TJ Maxx (2006/2021),
                                                                                              Shop Rite (2010/2030),
                                                                                              Toy Works (2000/2015),
                                                                                              Home Depot (2010/2040)
Bradford Mall            Bradford         1990     Fee <F2>         30.00     287,389  69.13% Kmart (2004/2049)
Bristol Commerce Park    Bristol          1992     Fee              50.00     272,990 100.00% Superfresh (2008/2038),
                                                                                              Caldor (2013/2033)
Franklin Center          Chambersburg     1997     Fee              25.02     174,892  94.45% Food Lion (2010/2030),
                                                                                              Big Lots (1998/2008)
MacArthur Road           Whitehall        1993     Fee               4.74      50,856  97.81% Oak Works (2007/2017),
                                                                                              Frank's Nursery (2002/2032)
Park Hills Plaza         Altoona          1985     Fee              24.00     279,856  99.02% Weis Market (2022/2037),
                                                                                              Dunham's Sporting Goods (2004/2014),
                                                                                              Carmlike Cinemas (2006/2016),
                                                                                              Toys R Us (2015/2035),
                                                                                              Staples (2010/2020),
                                                                                              Superpetz (2005/2015)
Pilgrim Gardens          Drexel Hill      1986     Fee               5.00      83,358 100.00% Loehmann's (2003/2013),
                                                                                              QVC Network, Inc. (1999/1999)
Street Road              Bensalem         1993     Fee              10.35      68,031  95.59% Drug Emporium (2002/2008),
                                                                                              Frank's Nursery (2007/2022)
Valley Forge Mall        Phoenixville     1985     Fee              18.00     177,380  72.14% Thrift Drug (2000/2010),
                                                                                              Ames (2017/2025)
Whitehall Square         Whitehall        1986     Fee              30.44     298,023 100.00% Bradlees (2006/2024),
                                                                                              Phar Mor (2001/2016),
                                                                                              The Sports Authority (2006/2036),
                                                                                              Kids R Us (2007/2027)
Rhode Island
Wampanoag Plaza          East Providence  1989     Fee              18.00     252,782  84.02% Rx Drug (2001/2016),
                                                                                              Cherry&Webb (2000/2005),
                                                                                              Marshalls (2001/2001),
                                                                                              Savers/TVI, Inc. (2010/2025)  <F1>
South Carolina
East Main Centre         Spartanburg      1997     Fee              23.06     171,595 100.00% Wal Mart (2009/2039),
                                                                                              Goody's (1999/2009)
Park Centre              Columbia         1997     Fee              20.64     190,695  97.75% Wal Mart (2009/2039),
                                                                                              Harris Teeter (2012/2015)
Virginia
Culpeper Town Mall       Culpeper         1995     Fee              27.48     131,086  87.98% Central Tractor (2000/2010),
                                                                                              Schewel Furniture (2001/2006)
Marumsco-Jefferson Plz.  Woodbridge       1995     Fee              36.00     331,000  74.67% Giant Food Store (2004/2024),
                                                                                              Peebles (1994/2004)
                                                                                              CVS (2002/2002),
                                                                                              Odd Lots (2002/2012)
Newbridge Square         Richmond         1997     Fee               6.29      55,000 100.00% USA Auctions, Inc (1998/1998)
                                                                   ------   ---------
                                                   Total           783.34   7,081,194  90.59%
                                                                   ======   =========

<F1>
Includes space for which rent is being paid but which is not presently occupied.
<F2>
84,692 square feet gross leasable area is subject to a ground lease which expires in 2004.

Corporate Headquarters The Company leases from Norman M. Kranzdorf and his wife a three-story building containing approximately 20,000 square feet located at 128 Fayette Street, Conshohocken, Pennsylvania 19428, which serves as the Company's headquarters. The lease for the Company's headquarters, which expires on January 15, 1999, provides that the Company will pay a rental of $153,720 per annum. The lease also provides that the Company will pay for all real estate taxes, utilities, repairs and other costs and expenses in connection with the use and occupancy of the building. The Company subleases a portion of the building to Scotmar Property Associates, Inc., a real estate brokerage company, which occupies 2,700 square feet at a per annum rental equal to 40% of the net commissions received by such entity for leases obtained for the Company. During the period from January 1, 1996 to June 30, 1996, the Company was paid an aggregate rental amount of $23,568 in connection with the sublease. For the period July 1, 1996 to June 30, 1997, the Compnay in entitled to receive a minimum rental of $33,000 under the terms of the related lease which originally expired June 30, 1995 but was renewed by the Company in June 1995 for an additional two years. The Company has decided not to renew the sublease with Scotmar Property Associates in 1997.

Other Properties The Company owned a 90% interest in a partnership which owned a 39,900 square foot parcel of vacant land in Philadelphia, Pennsylvania. The partnership disposed of the land parcel on March 13, 1996 and recorded a loss on the sale of the land of approximately $63,000.

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


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

(a)Market Information

The Shares have been listed on the New York Stock Exchange ("NYSE") since November 19, 1992 under the symbol "KRT." On March 24, 1997, the last reported sale price of the Shares on the NYSE was $16.625. The following table shows the high and low closing price for the Shares for the fiscal periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Common Share paid by the Company with respect to each such period.

1996                High        Low        Distributions
First Quarter       $16.25      $14.75     $.48
Second Quarter      $16.00      $14.13     $.48
Third Quarter       $16.13      $14.13     $.48
Fourth Quarter      $17.13      $14.88     $.48

1995                High        Low        Distributions
First Quarter       $19.50      $17.13     $.48
Second Quarter      $19.00      $16.63     $.48
Third Quarter       $18.75      $16.75     $.48
Fourth Quarter      $17.00      $14.00     $.48


(b)Holders

The approximate number of holders of record of the Shares was 1,100 as of March 24, 1997.

(c)Recent Sales of Unregistered Securities

On April 1, 1996, July 1, 1996, October 1,1996 and January 1, 1997, 267, 276,
333 and 296 Common Shares (the "Trustee Shares"), respectively, were issued to each of Peter Linneman, Irvin Maizlish, James Selonick and Donald Shapiro, non-employee trustees of the Company. The Trustee Shares were issued to such individuals in lieu of (i) their annual trustee fee of $12,000, and (ii) a fee of $1,000 for each regular Board meeting attended. The Trustee Shares were valued based on the closing price of the Common Shares on the New York Stock Exchange on the last business day of the fiscal quarter preceding the date of grant. No underwriter was used in connection with the issuance of the Trustee Shares. For the fiscal year 1996, the non-employee trustees received an aggregate of 4,688 Common Shares having an aggregate value of $72,000 at the date of grant.

The issuance of the Trustee Shares to the trustees were exempt from registration under the Securities Act of 1993, as amended (the "Act"), as transactions by an issuer not involving any public offering in accordance with Section 4(2) of the Act.

(d)Distributions

The Company declared distributions to common shareholders aggregating $1.92 per Common Share during the fiscal year ended December 31, 1996. Of these distributions, it was determined that the entire distribution of $1.92 per Common Share is return of capital.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth on a historical basis Selected Financial Data for
(a) the Company and (b) the net assets of Kranzco Realty, Inc., a general commercial real estate management and brokerage business, Barn Plaza, Bradford Mall, Hillcrest Mall, Loehmann's Plaza at Pilgrim Gardens and Wampanoag Plaza (collectively, the "Kranzco Controlled Properties"), which, for accounting purposes only, are considered the predecessor entity to the Company. This information should be read in conjunction with the financial statements of the Company and the Kranzco Controlled Properties (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations. The historical Selected Financial Data for Kranzco Realty Trust as of December 31, 1996, 1995, 1994, 1993 and 1992 and for the years ended December 31, 1996, 1995, 1994 and 1993 and the period from June 17, 1992 to December 31, 1992, have been derived from the audited financial statements. The historical Selected Financial Data for the Kranzco Controlled Properties as of November 18, 1992 and for the period from January 1, 1992 to November 18, 1992 has been derived from the audited financial statements.

                                                                                         KRANZCO
                                                                                      CONTROLLED
                                               KRANZCO REALTY TRUST                   PROPERTIES
                                               --------------------                   ----------
                                              Year Ended December 31--        Period Ended  Period Ended
                                                                               December 31,  November 18,
                                      1996        1995         1994       1993        1992      1992
                                      ----        ----         ----       ----        ----      ----
                                             (In thousands except share and per share data)
OPERATING DATA:
Revenue
Minimum rent                       $41,665     $40,259      $33,166    $27,688      $3,151    $3,988
Percentage rent                      1,042       1,044        1,000        695         642        52
Expense reimbursements              11,732      10,988        9,455      7,759         720     1,048
Interest income                        624         902          985        948          26         0
Other income                           117         277          434      2,619         162       949
                                   -------     -------      -------    -------      ------    ------
Total Revenue                       55,180      53,470       45,040     39,709       4,123     6,237

Operating expenses, exclusive
   of interest, depreciation and
   amortization                     18,445      16,482       15,638     13,252       1,451     3,166
Interest expense                    17,069      16,208       10,469      8,877       1,064     2,512
Depreciation and amortization       11,194      10,903        9,066      7,636         782     1,097
                                   -------     -------      -------    -------      ------    ------
Operating income (loss) before
   extraordinary items               8,472       9,877        9,867      9,944         826      (538)
Extraordinary loss on debt
   refinancing                      11,052           0            0          0           0         0
                                   -------     -------      -------    -------      ------    ------
Net income (loss)                   (2,580)      9,877        9,867      9,944         826      (538)
Preferred share distributions          695         485            0          0           0         0
Net income (loss) for common
   shareholders                    ($3,275)     $9,392       $9,867     $9,944        $826       $21
                                   -------     -------      -------    -------      ------    ------
Net income (loss) per
  common share                      ($0.32)      $0.91       $0.96       $1.16       $0.11       $21
                                   -------     -------      -------    -------      ------    ------
Weighted average number of
   Common Shares
   outstanding                  10,327,795  10,319,464  10,315,497   8,590,850   7,840,464     1,000

BALANCE SHEET DATA:
Real estate, before accumulated
   depreciation                   $370,491    $368,073    $318,870    $258,166    $225,596   $41,515

Total assets                      $359,157    $372,983    $331,779    $298,813    $251,720   $40,481
Total mortgages and
   notes payable                  $212,590    $204,247    $160,771    $118,566    $119,798   $32,620

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996 the Company had $5,301,000 of cash on hand. In addition to its cash reserve, unused capacity under credit facilities totaled $4,000,000 at year end. As of February 1997, this unused capacity increased to $13,000,000 due to the additional funds available from the secured first mortgage loan facility of up to $50 million (the "Salomon Facility").

As of December 31, 1996 the Company had total mortgages and notes payable of $212,590,000 of which $207,023,000 bear interest at fixed rates ranging from 7.96% to 10.5%. As of December 31, 1996, the Company is required to make principal payments of $521,000 in 1997, $552,000 in 1998, $7,012,000 in 1999,
$565,000 in 2000 and $600,000 in 2001.

In June 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The entire principal balance of the Mortgage Loan is due in June 2003. The net proceeds of the refinancing transaction of $177,662,000, after net costs of $4,038,000, were used to retire the short-term funds borrowed to repurchase the $100 million adjustable rate mortgage loan issued in conjunction with the Company's initial public offering in November 1992 and pay off virtually all of the $60 million of additional adjustable rate debt. As a result of the refinancing, 97% of the Company's debt is at fixed rates with a weighted average interest rate of 8.17%. The Company recognized an extraordinary loss of $11,052,000 in the second quarter of 1996, primarily due to the write off of unamortized deferred costs as well as premiums paid to repurchase the original REMIC certificates related to the $100 million adjustable rate mortgage loan.

As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. On a monthly basis, $11,000 is deposited into a Sinking Fund Account maintained with the Collateral Agent until the aggregate amount in the account equals or exceeds $786,000. All funds in the Sinking Fund Account are to be returned to the Company on the earlier of the repayment in full of the Mortgage Loan and the date of release or substitution of a property for the mortgaged property located in Orange, CT.
The balance in the Sinking Fund Account was $66,000 as of December 31, 1996. On a monthly basis, an amount equal to 1/12th of $0.25 per square foot of the gross leasable area of the Mortgaged Properties is deposited into the Capital and TI Reserve Account. All funds in the Capital and TI Reserve Account may be used on a current basis to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $263,000 as of December 31, 1996.

As of December 31, 1996, the Company has one floating rate mortgage with principal outstanding of $5,567,000. The interest rate on the mortgage is the prime rate plus 50 basis points with the principal balance being amortized at the rate of $200,000 per year. The prime rate was 8.25% at December 31, 1996.

In November 1996, the Company obtained a $3.0 million secured line of credit from Bank Leumi Trust Company of New York. Amounts borrowed under the line will bear interest at 50 basis points above that bank's reference rate. There were no outstanding borrowings under this facility as of December 31, 1996.

In 1995 the Company obtained a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at the bank's prime rate, which was 8.25% at December 31, 1996. The outstanding borrowings under the facility were $500,000 as of December 31, 1995 and the weighted average interest rate was 8.73% for the year ended December 31, 1995. The facility was extended through December 31, 1997, and there were no borrowings outstanding under this facility as of December 31, 1996.

In February 1997, the Company obtained a secured first mortgage loan facility of up to $50 million from Salomon Brothers Realty Corp. Fourteen of the Company's properties secure the mortgage loan facility. Amounts borrowed under the Salomon Facility will bear interest at a rate equal to the one-month London Interbank Offering Rate("LIBOR") plus a spread of 175 basis points. The term of the Salomon Facility is for two years, with an option for a one year renewal. The proceeds of the Salomon Facility will be used by the Company for funding property acquisitions, general corporate purposes and capital needs.

In February 1997, the Company acquired, in a merger, Union Property Investors, Inc. ("UPI") for approximately $65 million. UPI owned sixteen properties located in eleven states that have a total of approximately 1.3 million square feet of gross leasable area. The UPI portfolio was approximately 99% leased as of December 31, 1996. The Company funded this purchase through the assumption of approximately $30.2 million of existing debt and provided the balance of the purchase price through the issuance of approximately $29.6 million of Kranzco Series B-1 and Series B-2 Cumulative Convertible Preferred Shares (together the "Kranzco Series B Preferred Shares"), approximately $3.6 million of Kranzco Series C Redeemable Preferred Shares and approximately $1.6 million of cash. The Kranzco Series B Preferred Shares and the Kranzco Series C Redeemable Preferred Shares have distribution rates of 9.75% and 8.0%, respectively. The Kranzco Series C Redeemable Preferred Shares are required to be redeemed in eight equal quarterly installments commencing in April 1997. The merger with UPI resulted in a 22% increase in the Company's gross leasable square feet and enabled the Company to expand into nine additional states and diversify their geographic presence and tenant base.

Effective January 1, 1996, The National Association of Real Estate Investment Trusts (NAREIT) revised the definition of funds from operations to income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate (the "new definition"). Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Also, funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations for common shareholders under the new definition decreased $965,000 or 5% from $19,278,000 for the year ended December 31, 1995 to $18,313,000 for the year ended December 31, 1996. Funds from operations for common shareholders under the new definition increased $1,360,000 or 8% from $17,918,000 for the year ended December 31, 1994 to $19,278,000 for the year ended December 31, 1995.

The Company has several tenants who are operating under Chapter 11 of the United States Bankruptcy code. Among the tenants are Bradlee's (three stores representing approximately $2.2 million or 4.0% of the Company's annual revenues) and Caldor (three stores representing approximately $2.5 million or 4.5% of the Company's annual revenues). To date Bradlee's and Caldor have not taken any action to reject these leases and continue to pay current rent and operate their stores located in the Company's centers. Effective November 1, 1996, the Company entered into an agreement to reduce common area maintenance and real estate tax reimbursements at one of the Caldor locations for a five year period. Rickel's disaffirmed the lease for the store located at the Hillcrest Mall in Phillipsburg, NJ on November 30, 1996. The rental for this store amounted to approximately $300,000 per year including reimbursements for operating expenses. Rickel's has affirmed the lease for The Mall at Cross County. The rental for this store amounts to approximately $1.1 million per year including reimbursements for operating expenses. Effective February 29, 1996, Jamesway disaffirmed their leases at the two locations in which they had operated. The Jamesway stores were approximately 60,000 and 76,000 square feet, respectively, and the average rent paid by Jamesway for these locations was approximately $2.60 per square foot, which represented less than 1% of revenues in 1995. The Company has leased the approximately 60,000 square foot store to Ames Department store, who is also leasing an additional 4,000 square feet at that location. Other tenants in the Company's portfolio that continue to pay current rent and operate their stores under Chapter 11 are individually less than 1% of annual revenues but in the aggregate are approximately 2.6% of the Company's annual revenues. The Company believes that it is adequately reserved for these tenants.

 During the year ended December 31, 1996, the Company invested approximately $2,418,000 in the expansion and improvement of existing shopping center properties. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or offer additional equity securities.

Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.


RESULTS OF OPERATIONS

Year ended December 31, 1996 versus the year ended December 31, 1995

Net income (loss) for common shareholders decreased $12,667,000 from $9,392,000 or $0.91 per common share in 1995 to ($3,275,000) or ($0.32) per common share in 1996. Excluding the extraordinary loss on refinancing, the net income for common shareholders decreased $1,615,000 or 17% from $9,392,000, or $0.91 per common share in 1995 to $7,777,000, or $0.75 per common share in 1996.
Excluding the extraordinary loss on refinancing, the decrease was primarily due to the unusually high snow removal costs incurred in the first quarter of 1996 as a result of the severe winter weather experienced in the Northeastern portion of the United States and a loss of tenants at the Company's properties resulting in a reduction in the leased percentage of the portfolio from 93% at December 31, 1995 to 90% at December 31, 1996. The Company also recognized a loss of $63,000 on the sale of real estate in the first quarter of 1996 in connection with the sale of a 3.4 acre parcel of land located in Philadelphia, Pennsylvania.

Minimum rent increased $1,406,000 or 4% from $40,259,000 for the year ended December 31, 1995 to $41,665,000 for the year ended December 31, 1996. The increase was primarily due to the additional rents from a full year of operations for the five centers purchased by the Company in April 1995 ($1,450,000).

Expense reimbursements increased $744,000 or 7% from $10,988,000 for the year ended December 31, 1995 to $11,732,000 for the year ended December 31, 1996.
The increase was primarily due to the additional reimbursements from a full year of operations for the five centers purchased by the Company during April 1995 combined with an increase in operating expenses at the centers and the increased recovery of additional common area maintenance expenses due to the snow removal costs.

Interest income decreased $278,000 or 31% from $902,000 for the year ended December 31, 1995 to $624,000 for the year ended December 31, 1996. The decrease was primarily due to the sale of the Series A-2 Commercial Mortgage Modified Pass - Through Interest Only Certificates (the "Series A-2 Certificates"). The Series A-2 Certificates provided for payment of interest only at 65 basis points calculated on a notional amount of $100,000,000. The Series A-2 Certificates were sold in connection with the debt refinancing in June 1996.

Interest expense increased $861,000 or 5% from $16,208,000 for the year ended December 31, 1995 to $17,069,000 for the year ended December 31, 1996. The increase is primarily due to a full year of interest expense being recorded on the centers purchased in 1995. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $320,000 and $252,000 during 1995 and 1996, respectively.

Depreciation and amortization increased $291,000 or 3% from $10,903,000 for the year ended December 31, 1995 to $11,194,000 for the year ended December 31, 1996. The increase was primarily due to the additional depreciation for a full year of operations for the five centers purchased by the Company during 1995.

Real estate taxes increased $125,000 or 2% from $5,948,000 for the year ended December 31, 1995 to $6,073,000 for the year ended December 31, 1996. The increase was primarily due to the additional real estate taxes for a full year of operations for the five centers purchased by the Company during 1995. The increase was offset by the capitalization of real estate taxes on projects under construction of $144,000 and $124,000 during the years 1995 and 1996, respectively.

Operations and maintenance expenses increased $1,868,000 or 25% from $7,605,000 for the year ended December 31, 1995 to $9,473,000 for the year ended December 31, 1996. The increase was primarily due to the unusually high snow removal costs incurred as a result of the severe winter experienced in the first quarter of 1996 in the Northeast portion of the United States (approximately $1 million), as well as the additional costs incurred at the five centers acquired in 1995.

General and administrative expenses decreased $93,000 or 3% from $2,929,000 for the year ended December 31, 1995 to $2,836,000 for the year ended December 31, 1996. The decrease is primarily due to capitalization of certain direct labor costs in 1996 related to the merger of the Company with UPI.


Year ended December 31, 1995 versus the year ended December 31, 1994

Net income for common shareholders decreased $475,000, or 5%, to $9,392,000 or $0.91 per common share, in 1995 from $9,867,000 or $0.96 per common share, in 1994. This decrease was due to a combination of factors as described below.

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

Interest expense increased $5,739,000 or 55% from $10,469,000 for the year ended December 31, 1994 to $16,208,000 for the year ended December 31, 1995. The increase is primarily due to the interest on mortgages related to centers purchased in 1994 and an increase in interest rates on the Company's $100 million adjustable rate mortgage loan, which was partially offset by payments related to the Company's interest rate protection agreements, as previously described, in the amount of $390,000 and $1,310,000 in 1994 and 1995, respectively. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $943,000 and $320,000 during 1994 and 1995, respectively.

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


ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 4, 1997.

ITEM 11.EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 4, 1997.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 4, 1997.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 4, 1997.


PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)Financial Statements

Kranzco Realty Trust
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 1996 and 1995
Consolidated Statements Of Operations for the years ended December 31, 1996, 1995 and 1994
Consolidated Statements Of Beneficiaries' Equity for the years ended December 31, 1996, 1995 and 1994
Consolidated Statements Of Cash Flows for the years ended December 31, 1996, 1995 and 1994
Notes To Consolidated Financial Statements

(2)Financial Statement Schedule

Kranzco Realty Trust
Report of Independent Public Accountants
Schedule III - Real Estate and Accumulated Depreciation - December 31, 1996 Notes to Schedule III

(3)Exhibits

2.1 Agreement and Plan of Merger, dated November 12, 1996, among Kranzco Realty Trust, KRT Union Corp. and Union Property Investors, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4 No. 333-18249.)

2.2 Amendment No. 1 to Agreement and Plan of Merger, dated December 18, 1996. (Incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-4 No. 333-18249.)

2.3 Amendment No. 2 to Agreement and Plan of Merger, dated February 26, 1997. (Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K filed March 14, 1997.)

3.1 Amended and Restated Declaration of Kranzco Realty Trust. (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement No.33-49434.)

3.2   Bylaws, as amended.   (Incorporated by reference to Exhibit 3.2 of the
Company's Registration Statement No.33-49434.)

3.3   Amendment of Amended and Restated Declaration of Trust.

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

4.4 Article Supplementary for the Series A Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to the Company's Report on Form 8-K dated May 4, 1995.)

4.5 Articles Supplementary Classifying 11,155 Shares of Beneficial Interest as Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4 No. 333-18249.)

4.6 Articles Supplementary for the Company's Series B-1 Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit
3.4 of the Company's Registration Statement on Form 8-A dated February 27,
1997.)

4.7 Articles Supplementary for the Company's Series B-2 Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit
4.2 of the Company's Registration Statement on Form S-4 No. 333-18249.)

4.8 Articles Supplementary for the Company's Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit
4.3 of the Company's Registration Statement on Form S-4 No. 333-18249.)

10.1 Kranzco Realty Trust 1992 Employees Share Option Plan, as amended. (Incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

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

10.39 Loan Agreement dated as of February 26, 1997 with Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.40 Global Promissory Note dated February 26, 1997 in the amount of $50,000,000 executed in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.41 Unlimited Guaranty of Payment dated as of February 26, 1997 issued by Kranzco Realty Trust in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.42 Exemplar Open End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 26, 1997 issued in connection with the Line of Credit. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.43 Trust and Servicing Agreement, dated as of June 18, 1996, among KRT Origination Corp., GE Capital Management Corporation and State Street Bank and Trust Company.

10.44 Cash Collateral Account, Security, Pledge and Assignment Agreement, dated as of June 18, 1996, among the Borrowers, State Street Bank and Trust Company, as Agent, and KRT Origination Corp., as Lender.

10.45 Cash Collateral Agreement, dated June 18, 1996, among the Borrowers, and State Street Bank and Trust Company, as Agent.

10.46 $123,700,000.00 Class A Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender.

10.47 $20,600,000.00 Class B Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender.

10.48 $28,900,000.00 Class C Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender.

10.49 $8,500,000.00 Class D Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender.

10.50 Form of Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., as mortgagee, and filed in Connecticut, Maryland, New Jersey, New York and Pennsylvania with respect to Groton Square in Groton, Connecticut, Manchester Kmart in Manchester, Connecticut, Milford in Milford, Connecticut, Orange in Orange, Connecticut, Fox Run in Prince Frederick, Maryland, Hillcrest Plaza in Frederick, Maryland, Anneslie in Baltimore, Maryland, Suburban Plaza in Hamilton, New Jersey, Collegetown in Glassboro, New Jersey, Hillcrest Mall in Phillipsburg, New Jersey, The Mall at Cross County in Yonkers, New York, Highridge Plaza in Yonkers, New York, North Ridge in New Rochelle, New York, Village Square in Larchmont, New York, A&P Mamaroneck in Mamaroneck, New York, Port Washington in Port Washington, New York, Bethlehem Square in Bethlehem, Pennsylvania, Whitehall Square in Whitehall, Pennsylvania, Bristol Commerce Park in Bristol, Pennsylvania, Park Hills Plaza in Altoona, Pennsylvania, Barn Plaza in Doylestown, Pennsylvania, Best Plaza in Tredyffrin, Pennsylvania, Bensalem Square in Bensalem, Pennsylvania, Street Road in Bensalem, Pennsylvania, Pilgrim Gardens, Drexel Hill, Pennsylvania, 69th Street Plaza in Upper Darby, Pennsylvania, and MacArthur Road in Whitehall, Pennsylvania, (the "Properties").

10.51 Form of Unrecorded Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., and held in escrow with respect to the Properties located in Maryland and in New York.

10.52 Escrow Agreement made among KRT Origination Corp., the Borrowers and Robinson Silverman Pearce Aronsohn & Berman LLP, as escrow agent, with respect to the unrecorded second mortgages covering the Properties located in New York and Maryland and referred to in Exhibit 10.51 above.

21.1   Subsidiaries of Kranzco Realty Trust.

23.1   Consent of Arthur Andersen LLP.

(4)Reports on Form 8-K

No Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the three months ending December 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRANZCO REALTY TRUST
(Registrant)

By: /s/ Norman M. Kranzdorf
Norman M. Kranzdorf
Chief Executive Officer

Dated:   March 24, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                               Date

/s/ Norman M. Kranzdorf    President, Chief Executive          March 24, 1997
Norman M. Kranzdorf        Officer and Trustee (Principal
                           Executive Officer)

/s/ Robert H. Dennis       Chief Financial Officer,            March 24, 1997
Robert H. Dennis           Treasurer and Trustee (Principal
                           Financial and Accounting Officer)

/s/ Edmund Barrett         Chief Operating Officer, Executive  March 24, 1997
Edmund Barrett             Vice President and Trustee

/s/ Dr. Peter D. Linneman  Trustee                             March 24, 1997
Dr. Peter D. Linneman

/s/ E. Donald Shapiro      Trustee                             March 24, 1997
E. Donald Shapiro

/s/ James B. Selonick      Trustee                             March 24, 1997
James B. Selonick

INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
FINANCIAL STATEMENTS

Kranzco Realty Trust

   *   Report of Independent Public Accountants                        F-1
   *   Consolidated Balance Sheets as of December 31, 1996 and 1995    F-2
   *   Consolidated Statements Of Operations for the years ended
       December 31, 1996, 1995 and 1994                                F-3
   *   Consolidated Statements Of Beneficiaries' Equity for the years
       ended December 31, 1996, 1995 and 1994                          F-4
   *   Consolidated Statements Of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994                                F-5
   *   Notes To Consolidated Financial Statements                      F-6

FINANCIAL STATEMENT SCHEDULES

Kranzco Realty Trust

   *   Report of Independent Public Accountants                        S-1
   *   Schedule III - Real Estate and Accumulated Depreciation -
       December 31, 1996                                               S-2
   *   Notes to Schedule III                                           S-5

<AUDIT-REPORT>

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Trustees of
Kranzco Realty Trust:

We have audited the accompanying consolidated balance sheets of Kranzco Realty Trust (a Maryland trust) and subsidiaries as of December31, 1996 and 1995, and the related consolidated statements of operations, beneficiaries equity and cash flows for each of the three years in the period ended December31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranzco Realty Trust and subsidiaries as of December31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December31, 1996 in conformity with generally accepted accounting principles.


Arthur Andersen LLP


Philadelphia, Pa.
February 28, 1997
</AUDIT-REPORT>

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Balance Sheets
                                                                                December 31,   December 31,
                                                                                        1996           1995
                                                                                 -----------    -----------
ASSETS:
     Shopping center properties owned, at cost (Notes 1, 9 and 10)
       Buildings and improvements                                               $294,293,000   $292,687,000
       Land                                                                       76,198,000     75,386,000
                                                                                 -----------    -----------
                                                                                 370,491,000    368,073,000
     Less-accumulated depreciation                                                35,287,000     25,152,000
                                                                                 -----------    -----------
                                                                                 335,204,000    342,921,000

     Cash and cash equivalents (Note 1 )                                           5,301,000      6,129,000
     Marketable securities                                                                 -        273,000
     Restricted cash (Note 2)                                                        329,000        216,000
     Rents and other receivables, net of allowance of
       $1,245,000 and $831,000, December 31,1996 and 1995 (Notes 1, 3 and 4)       9,661,000      8,282,000
     Prepaid expenses                                                              1,729,000      1,875,000
     Deferred financing costs, net of accumulated amortization of $203,000
       and $7,633,000, December 31,1996 and 1995 (Notes 1 and 2)                   1,893,000     10,071,000
     Deferred costs, net of accumulated amortization of $888,000
       and $496,000, December 31,1996 and 1995 (Note 1)                            1,793,000      1,688,000
     Other assets                                                                  3,247,000      1,528,000
                                                                                 -----------    -----------
                             Total assets                                       $359,157,000   $372,983,000
                                                                                 ===========    ===========



LIABILITIES:
     Mortgages and notes payable (Notes 2 and 12)                               $212,590,000   $204,247,000
     Tenant security deposits                                                      1,136,000      1,129,000
     Accounts payable and accrued expenses                                         2,785,000      1,875,000
     Other liabilities                                                               527,000        756,000
     Distributions payable (Note 5)                                                5,106,000      5,094,000
                                                                                 -----------    -----------
                             Total liabilities                                   222,144,000    213,101,000


COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 12)

BENEFICIARIES' EQUITY(Notes 5, 6, 10 and 11):
     Preferred shares of beneficial interest, $0.01 par value; 11,155 shares,
        December 31, 1996 and 1995                                                     1,000          1,000
     Common shares of beneficial interest, $0.01 par value; authorized
        100,000,000 shares; issued and outstanding, 10,332,784 and
        10,322,858 as of December 31, 1996 and 1995, respectively                    103,000        103,000
     Capital in excess of par value                                              187,177,000    186,914,000
     Cumulative net income available for common shareholders                      26,754,000     30,029,000
     Cumulative distributions on common shares of beneficial interest            (76,891,000)   (57,061,000)
                                                                                 -----------    -----------
                                                                                 137,144,000    159,986,000
     Unearned compensation on restricted shares of beneficial interest (Note 6)     (131,000)      (104,000)
                                                                                 -----------    -----------
                             Total beneficiaries' equity                         137,013,000    159,882,000

                             Total liabilities and beneficiaries' equity        $359,157,000   $372,983,000
                                                                                 ===========    ===========

     The accompanying notes are an integral part of these statements.


                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Statements of Operations
                                                                        For the year ended December 31,

                                                                       1996          1995          1994
                                                                    -----------  -----------    -----------
REVENUES:
     Minimum rent (Notes 1, 3 and 4)                                $41,665,000  $40,259,000    $33,166,000
     Percentage rent (Note 1)                                         1,042,000    1,044,000      1,000,000
     Expense reimbursements                                          11,732,000   10,988,000      9,455,000
     Interest income                                                    624,000      902,000        985,000
     Other                                                              117,000      277,000        434,000
                                                                    -----------  -----------    -----------
                             Total revenues                          55,180,000   53,470,000     45,040,000
                                                                    -----------  -----------    -----------
EXPENSES:
     Interest (Note 2)                                               17,069,000   16,208,000     10,469,000
     Depreciation and amortization (Note 1)                          11,194,000   10,903,000      9,066,000
     Real estate taxes                                                6,073,000    5,948,000      4,900,000
     Operations and maintenance                                       9,473,000    7,605,000      7,727,000
     General and administrative (Notes 7 and 8)                       2,836,000    2,929,000      3,011,000
                                                                    -----------  -----------    -----------
                             Total expenses                          46,645,000   43,593,000     35,173,000
                                                                    -----------  -----------    -----------

     INCOME BEFORE LOSS ON SALE OF REAL ESTATE AND
     EXTRAORDINARY ITEM                                               8,535,000    9,877,000      9,867,000

             Loss on sale of real estate                                 63,000            0              0
                                                                    -----------  -----------    -----------

     INCOME BEFORE EXTRAORDINARY ITEM                                 8,472,000    9,877,000      9,867,000

             Extraordinary loss on debt refinancing (Note 2)         11,052,000            0              0
                                                                    -----------  -----------    -----------

     NET INCOME (LOSS)                                               (2,580,000)   9,877,000      9,867,000

             Preferred Share Distributions                              695,000      485,000              0
                                                                    -----------  -----------    -----------

     NET INCOME (LOSS) FOR COMMON SHAREHOLDERS                       (3,275,000)   9,392,000      9,867,000
                                                                    ===========  ===========    ===========


     Income Before Extraordinary Item Per Common Share of Bene             0.75         0.91           0.96

     Extraordinary Loss on Debt Refinancing Per Common Share
     of Beneficial Interest                                               (1.07)        0.00           0.00
                                                                    ===========  ===========    ===========


     Net Income (Loss) Per Common Share of Beneficial Interest            (0.32)        0.91           0.96
                                                                    -----------  -----------    -----------

     The accompanying notes are an integral part of these statements.


Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the years ended December 31, 1996, 1995 and 1994
                                                                                                                         Unearned
                                                                                         Cumulative      Cumulative    Compensation
                                       Common                       Preferred               Net          Distributions       on
                                       Shares           Preferred  Shares of    Capital    Income        on Common      Restricted
                                         of             Shares of  Beneficial  In Excess   Available     Shares of       Shares of
                                     Beneficial    Par  Beneficial Interest     of Par     for Common     Beneficial     Beneficial
                                     Interest     Value   Interest  Par Value   Value     Shareholders    Interest        Interest
                                       ---------- --------   ------  ------   ------------  -----------  -------------  ---------
BALANCE, JANUARY 1, 1994               10,315,497 $103,000        0      $0   $178,712,000  $10,770,000  $(17,648,000)         $0

Net income                                -          -        -        -           -          9,867,000        -             -
Distributions ($1.90 per share)           -          -        -        -           -             -        (19,600,000)       -
                                       ---------- --------   ------  ------   ------------  -----------  -------------  ---------

BALANCE, DECEMBER 31, 1994             10,315,497 $103,000        0      $0   $178,712,000  $20,637,000  $(37,248,000)         $0

Issuance of shares                          8,062    -        -        -           145,000       -              -        (104,000)
Forfeiture of common shares                 (701)    -        -        -          (14,000)       -              -             -
Issuance of Preferred Shares, net         -          -       11,155   1,000      7,976,000       -              -             -
Accretion of Discount on Preferred
 shares of beneficial interest            -          -        -        -            95,000     (95,000)         -             -
Net income                                -          -        -        -           -          9,877,000         -             -
Distributions on Preferred Shares         -          -        -        -           -          (390,000)         -             -
Distributions on Common Shares
  of Beneficial Interest
  ($1.92 per share)                       -          -        -        -           -             -        (19,813,000)      -

                                       ---------- --------   ------  ------   ------------  -----------  -------------  ---------

BALANCE, December 31, 1995             10,322,858 $103,000   11,155  $1,000   $186,914,000  $30,029,000  $(57,061,000   $(104,000)

Issuance of shares                          9,949     -       -        -           145,000       -              -         (93,000)
Forfeiture of common shares                  (23)    -        -        -           -             -              -             -
Accretion of discount on preferred
  shares of beneficial interest           -          -        -        -           118,000    (118,000)         -             -
Accretion of unearned compensation on
  restricted shares of beneficial
  interest                                -          -        -        -           -             -              -          66,000
Net loss                                  -          -        -        -           -        (2,580,000)         -             -
Distributions on preferred shares         -          -        -        -           -          (577,000)         -             -
Distributions on common shares
  of beneficial interest
  ($1.92 per share)                       -          -        -        -           -             -        (19,830,000)        -

                                       ---------- --------   ------  ------   ------------  -----------  -------------  ---------

BALANCE, December 31, 1996             10,332,784 $103,000   11,155  $1,000   $187,177,000  $26,754,000  $(76,891,000) $(131,000)
                                       ========== ========   ======  ======   ============  ===========  =============  =========

     The accompanying notes are an integral part of these statements.

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Statements of Cash Flows
                                                                       For the year ended December 31,
                                                                     1996           1995          1994
                                                                    ------------  ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              ($2,580,000)  $9,877,000     $9,867,000
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
           Depreciation and amortization                             11,194,000   10,903,000      9,066,000
           Amortization of deferred interest costs                      674,000    1,787,000      1,788,000
           Amortization of unearned compensation on
            restricted shares of beneficial interest                     66,000            0              0
           Loss on sale of real estate                                   63,000            0              0
           Extraordinary loss on debt refinancing                    11,052,000            0              0
     Changes in assets and liabilities:
        (Increase) decrease in-
            Rents and other receivables                              (1,379,000)  (1,930,000)    (2,955,000)
            Prepaid expenses                                            146,000       16,000       (275,000)
            Other assets                                                 23,000     (111,000)      (211,000)
        Increase  (decrease) in-
            Accounts payable and accrued expenses                      (578,000)    (398,000)      (153,000)
           Tenant security deposits                                       7,000      185,000        109,000
           Other liabilities                                           (229,000)     120,000        332,000
                                                                    ------------  -----------   ------------
     Net cash provided by operating activities                       18,459,000   20,449,000     17,568,000
                                                                    ------------  -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in shopping center properties                      (2,418,000)  (4,261,000)   (60,255,000)
       Increase in other assets                                      (2,329,000)    (161,000)      (329,000)
       Increase in accrued acquisition costs                          1,500,000            0              0
       Proceeds from sale of real estate                                524,000            0              0
       Decrease (increase) in marketable securities                     273,000      (29,000)    13,795,000
       (Increase)decrease in restricted cash                           (113,000)     552,000      2,030,000
       Increase in deferred costs                                      (496,000)    (625,000)      (924,000)
                                                                    ------------  -----------   ------------
     Net cash used in investing activities                           (3,059,000)  (4,524,000)   (45,683,000)
                                                                    ------------  -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions paid on common shares of beneficial interest   (19,830,000) (19,810,000)   (19,394,000)
       Distributions paid on preferred shares of beneficial
         interest                                                      (577,000)    (251,000)             0
       Issuance of common shares of beneficial interest, net             52,000      131,000              0
       Proceeds from sale of interest rate protection agreements      3,935,000            0              0
       Proceeds of mortgages and notes payable                      181,700,000    8,000,000     42,632,000
       Repayments of mortgages and notes payable                   (179,500,000)  (1,490,000)      (427,000)
       Increase in deferred financing costs                          (2,008,000)    (300,000)      (524,000)
                                                                    ------------  -----------   ------------
     Net cash (used in) provided by financing activities            (16,228,000) (13,720,000)    22,287,000
                                                                    ------------  -----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (828,000)   2,205,000     (5,828,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          6,129,000    3,924,000      9,752,000
                                                                    ------------  -----------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $5,301,000   $6,129,000     $3,924,000
                                                                    ============  ===========   ============


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

Accretion of discount on increasing rate preferred shares              $118,000      $95,000        -
                                                                    ============  ===========   ============


Preferred shares issued as part of the purchase price for the acquisition of real estate:
     Fair value of assets acquired                                    -          $44,969,000        -
     Liabilities assumed                                              -           36,993,000        -
                                                                    ------------  -----------   ------------
     Preferred shares issued                                          -           $7,976,000        -
                                                                    ============  ===========   ============

     The accompanying notes are an integral part of these statements.

KRANZCO REALTY TRUST AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 , 1995 and 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND NATURE OF OPERATIONS
Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers. The Company completed its initial public offering of shares of beneficial interest and commenced operations on November 19, 1992. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of December 31, 1996, the Company owned 38 properties in seven Northeastern and Mid-Atlantic states.

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

REAL ESTATE
Real estate assets and improvements or replacements are carried at the lower of depreciated cost or net realizable value. Depreciation is computed using the straight-line method over the estimated useful life of thirty years for buildings and the lesser of the useful life or lease term of the improvements.
Maintenance and repairs are charged to expense, as incurred.   The Company
adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") as of January 1, 1996. This statement provides guidance for determining when
impairment losses should be recognized and how they should be measured.   No
adjustment was necessary as a result of adopting SFAS No. 121.

CAPITALIZED CHARGES
Carrying charges, principally interest and taxes, of land under development and buildings under construction are capitalized by the Company. Interest is capitalized using an interest rate which equals a weighted average interest rate on the Company's indebtedness. The Company capitalizes certain direct labor charges on identifiable projects, such as acquisitions. Capitalization ceases when construction activities are completed and the property is available for occupancy by tenants and the costs are then depreciated over the estimated useful life of the property.

DEFERRED COSTS
Deferred costs relate to the organization of the Company, amounts related to the placement of debt and costs of leasing the shopping centers. Organization costs are amortized on a straight-line basis over five years. Deferred financing costs are amortized using the effective interest method over the term of the related debt. Leasing costs are amortized on a straight-line basis over the term of the related lease.

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

PER SHARE DATA
Net income (loss) per share is based on the weighted average number of common shares of beneficial interest outstanding adjusted to give effect to common share equivalents. The weighted average number of shares outstanding used in the computations was 10,327,795, 10,319,464 and 10,315,497 in 1996, 1995 and
1994, respectively.

STATEMENTS OF CASH FLOWS
Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $16,870,000, $14,532,000, and $9,386,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

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

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences in the cost basis for Federal income tax purposes and in the estimated useful lives used to compute depreciation. The cost basis of the shopping center properties for Federal income tax purposes was $388,454,000 as of December 31, 1996.

RECLASSIFICATIONS
Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

2. INDEBTEDNESS:
At December 31, 1996 and 1995, the Company had mortgages and notes payable outstanding of $212,590,000 and $204,247,000, respectively.

In June 1996, the Company completed a refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt with a new fixed rate secured financing. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty seven shopping center properties (the "Mortgaged Properties"). The net proceeds of the refinancing transaction of $177,662,000, after net costs of $4,038,000, were used to retire the short-term funds borrowed to repurchase the $100 million adjustable rate mortgage loan (the "$100 million REMIC") issued in conjunction with the Company's initial public offering in November 1992 and to pay off the $60 million of additional adjustable rate debt. The entire outstanding principal balance of the Mortgage Loan is due in June 2003. The Company recorded an extraordinary loss on refinancing of $11,052,000 including the write off of approximately $8,844,000 of unamortized deferred finance costs related to the debt instruments repaid, as well as other costs including prepayment fees, premiums paid on repurchase of the $100 million REMIC certificates and professional fees. In connection with the repayment of the $100 million REMIC, the Company sold its interest rate protection agreements. The proceeds received on the sale of the agreements of approximately $3,935,000 reduced the extraordinary loss on debt refinancing. Interest expense for the years ended December 31 1996, 1995 and 1994 on the accompanying statements of operations is shown net of reimbursements of $275,000, $1,310,000 and $390,000, respectively, relating to the interest rate protection agreements and capitalized interest of $252,000, $320,000 and $943,000, respectively.

As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. On a monthly basis, $11,000 is deposited into the Sinking Fund Account maintained with a Collateral Agent until the aggregate amount in the account equals or exceeds $786,000. All funds in the Sinking Fund Account are to be returned to the Company on the earlier of the repayment in full of the Mortgage Loan and the date of release or substitution of the mortgaged property located in Orange, CT. The balance in the Sinking Fund Account as of December 31, 1996 was $66,000. The Company deposits on a monthly basis, an amount equal to 1/12th of $0.25 per square foot of the gross leasable area of the Mortgaged Properties into the Capital and TI Reserve Account. All funds in the Capital and TI Reserve Account may be used by the Company to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $263,000 as of December 31, 1996.

In addition, the Company has four mortgages outstanding as of December 31, 1996 which were assumed in 1995 in connection with the acquisition of certain shopping centers. These mortgages have maturity dates ranging from 1999 through 2004. Three of the four mortgages assumed have fixed interest rates ranging from 8.0% to 10.5%. The outstanding principal balance on these mortgages at December 31, 1996 was approximately $25,323,000. The other mortgage has an interest rate payable at prime plus 1/2%. The outstanding principal balance on this mortgage at December 31, 1996 was approximately $5,567,000. The outstanding principal balance on these mortgages at December 31, 1995 was approximately $10,557,000, which included a $4,790,000 mortgage that had an interest rate of prime plus 1% which was subsequently refinanced as part of the Mortgage Loan.

Aggregate principal payments on all outstanding indebtedness are due, as follows:

1997                $    521,000
1998                     552,000
1999                   7,012,000
2000                     565,000
2001                     600,000
Thereafter           203,340,000
                    ------------
                    $212,590,000
                    ------------

In November 1996, the Company obtained a $3.0 million secured line of credit from Bank Leumi Trust Company of New York. Amounts borrowed under the line will bear interest at 50 basis points above that bank's reference rate. There were no outstanding borrowings under this facility as of December 31, 1996.

In 1995, the Company obtained a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at
that bank's prime rate.    There  were no outstanding borrowings under this
facility as of December 31, 1996 and the facility was extended through December 31, 1997. The outstanding borrowing under the facility was $500,000 as of December 31, 1995 and the weighted average interest rate was 8.73% for the year ended December 31, 1995.

During 1995, one of the Company's subsidiaries, KRT Property Holdings, Inc., had outstanding a $100,000,000 nonrecourse mortgage (the "$100 million REMIC"). Interest was payable monthly at the 90-day London Interbank Offering Rate ("LIBOR") plus 200 basis points. The rate was reset quarterly on February 10, May 10, August 10 and November 10 of each year. The Company had purchased interest rate protection agreements to limit its exposure to increases in LIBOR, resulting in interest rates limited to 6.75% through December 31, 1995. The effective interest rate payable on the $100 million REMIC was 6.75% at December 31, 1995. This facility was repaid from the net proceeds of the Mortgage Loan in June 1996.

During 1995, the Company had fully utilized a $7,000,000 secured line of credit to fund improvements at various centers and to acquire a parcel of land adjacent to the Barn Plaza Shopping Center. Interest was payable at 30-day LIBOR plus 250 basis points. The Company had an additional secured line of credit for $50,000,000 with the same interest terms as the $7,000,000 line. The outstanding principal balance of this line was $23,000,000 at December 31, 1995.
  The weighted average interest rates on these lines were 8.49% for the year ended December 31, 1995. The principal balances on both lines were repaid from the net proceeds of the Mortgage Loan in June 1996.

The carrying values of the long-term debt at December 31, 1996 and 1995 were approximately equal to their respective fair values, as determined by using year-end interest rates and market conditions. The fair value at December 31, 1995 of the unamortized balance of the $5,245,000 in interest rate protection agreements was approximately $2,483,000.

3. RISKS AND UNCERTAINTIES:
The retailing industry has had numerous entities file for bankruptcy protection in recent months. The Company has been affected by the bankruptcy filing of four anchor tenants , Bradlees, Caldor, Jamesway and Rickels and several smaller tenants at various properties in the portfolio.

The Company monitors each situation closely and believes that it maintains adequate reserves against the risk of uncollectable amounts associated with pre-petition rent, straight line rental income and expense reimbursements for
certain of these tenants.    The Company's releasing assumptions provide for the
related capital costs of retenanting including capital improvements, tenant
allowances and leasing commissions.   Bradlees  and Caldor each operates three
stores representing approximately $2.2 and $2.5 million, respectively, of the Company's annual revenues. To date Bradlees and Caldor have not taken any action to reject these leases and continue to pay current rent and operate their
stores located in the Company's centers.   Effective November 1, 1996, the
Company entered into an agreement to reduce common area maintenance and real estate tax reimbursements at one of the Caldor locations by approximately $230,000 per year for a five year period. Effective February 29, 1996,
Jamesway disaffirmed their leases at the two locations for approximately 60,000 and 76,000 square feet, respectively, and the average rent paid by Jamesway for these locations was approximately $2.60 per square foot. The Company has leased the 60,000 square foot store to Ames Department store, who is leasing an
additional 4,000 square feet at that location.   As of November 30, 1996,
Rickels disaffirmed their lease at Hillcrest Mall and affirmed their lease at the Mall at Cross County. The Rickels at Hillcrest Mall was approximately 50,000 square feet and the minimum annual rent paid was $4.50 per square foot. The Company believes that in the event certain leases are disaffirmed by the anchor tenants, the existing lease terms are at or below market rental rates and could be relet.

4. OPERATING LEASES:
The Company's shopping centers are leased to tenants under operating leases with expiration dates extending to the year 2022. Future minimum rentals under noncancellable operating leases, excluding tenant reimbursements of operating expenses and additional contingent rentals based on tenants' sales volume as of December 31, 1996 are as follows:

1997                 $38,977,000
1998                 $37,081,000
1999                 $34,612,000
2000                 $33,018,000
2001                 $33,018,000
Thereafter          $172,281,000

The revenue resulting from straight-line rental income adjustments for the years ended December 31, 1996, 1995 and 1994 was $1,149,000, $1,214,000 and
$1,703,000, respectively. No tenant represented more than 10% of the minimum rental revenues for 1996, 1995 or 1994.

5. DISTRIBUTIONS:
On December 4, 1996, the Trustees declared a cash distribution of $0.48 per
share, payable  to shareholders of record on December 24, 1996.   The
distribution of $4,960,000 was paid on January 20, 1997. The Company declared distributions of $1.92 per share for the year ended December 31, 1996. The Company determined that the entire distribution represented a return of capital in 1996.

In December 1995, the Trustees declared a cash distribution of $0.48 per share, payable to shareholders of record on December 28, 1995. The distribution of
$4,955,000 was paid on January 17, 1996.   The Company declared distributions of
$1.92 per share for the year ended December 31, 1995. The Company determined that $1.10 per share of the distributions represented ordinary income to the recipient and $0.82 per share represented a return of capital in 1995.

In December 1994, the Trustees declared a cash distribution of $0.48 per share,
payable  to shareholders of record on December 28, 1994.   The distribution of
$4,951,000 was paid on January 12, 1995. The Company declared distributions of $1.90 per share for the year ended December 31, 1994. The Company determined that $1.05 per share of the distributions represented ordinary income to the recipient and $0.85 per share represented a return of capital in 1994.

The Company accrued the quarterly distribution on the preferred shares of beneficial interest of $146,000 and $139,000 as of December 31, 1996 and 1995, respectively. These distributions were paid on January 1, 1997 and 1996, respectively.

6. SHARE OPTION PLANS,  INCENTIVE PLAN  AND WARRANTS:
The Company has established share option plans for the employees and trustees of the Company. The employees' plan has a maximum of 300,000 shares available for issuance and the trustees' plan has a maximum of 700,000 shares available for
issuance.   The options are exercisable at a price not less than fair market value at the date of grant and expire ten years after the date of grant.

On June 6, 1995 the shareholders approved the Company's 1995 Incentive Plan.
The purpose of the Incentive Plan is to align the interests of the Company's trustees, executive officers, key employees, advisors and consultants with those of the shareholders and to enable the Company to attract, compensate and retain trustees, executive officers, key employees, advisors and consultants and provide them with appropriate incentives and rewards for performance. Awards under the Incentive Plan may take the form of share options ("Options"), including corresponding share appreciation rights ("SARs") and reload options, and in the case of employees, restricted share awards, and share purchase awards. Awards under the Incentive Plan may be granted in combination with other awards. The maximum number of Common Shares that may be the subject of awards under the Incentive Plan is 1,000,000 Common Shares. The Incentive Plan provides that in any given year, the maximum number of Common Shares with respect to which Options or SARs may be granted to any employee is 100,000 Common Shares. During 1996 and 1995, 6,445 and 7,361 restricted shares, respectively, were issued to employees and officers of the Company at the then market price of $14.50 and $17.875 per share, respectively. The shares will vest and be recorded as compensation expense with the employees over various periods of time.

The following tables show the activity and balances for each share option plan and the incentive plan:

                                          Trustee Plan                         Employee Plan
                                   1996      1995         1994           1996       1995       1994
                                -------   -------      -------        -------    -------    -------
Outstanding, beginning of year  381,800   663,800      642,800        133,200    151,200    151,200
Granted  at
$21.50 per share                     -          -        6,000             -          -          -
$17.875 per share                    -          -       15,000             -          -          -
$18.375 per share                    -      3,000           -              -          -          -
Retired                              -   (285,000)          -              -     (18,000)        -
                                -------   -------      -------        -------    -------    -------
Outstanding, end of year        381,800   381,800      663,800        133,200    133,200    151,200
                                -------   -------      -------        -------    -------    -------

Incentive Plan
                                   1996      1995
                                -------   -------
Outstanding, beginning of year  285,000         0
  Granted  at
$20.00 per share                     -    282,000
$17.125 per share                    -      3,000
$15.25 per share                 12,000        -
$15.125 per share                 3,000        -
$15.50 per share                  3,000        -
                                -------   -------
Outstanding, end of year        303,000   285,000
                                -------   -------

In connection with the acquisition of certain unaffiliated shopping center properties, the Company issued 191,429 warrants in November 1992 to purchase common shares of beneficial interest. These warrants are exercisable within five years after issuance at $26 per share. No such warrants have been exercised through December 31, 1996.

During 1996, the Company adopted a new stock-based compensation accounting standard, "Accounting for Stock-Based Compensation"("SFAS No. 123"). SFAS No. 123 encourages a fair value method of accounting for employee stock options and similar equity instruments. The statement also allows an entity to continue to account for stock-based compensation using the intrinsic value based method in APB Opinion No. 25. As provided for in the statement, the Company elected to continue the intrinsic value methodof expense recognition. If compensation cost for these plans had been determined using the fair value method prescribed by SFAS No. 123, the Company's net income (loss) would have reflected the pro forma amounts indicated below.

                                      1996                1995
                                      ----                ----
Net income (loss)              ($2,600,000)         $9,475,000
Net income (loss) per share         ($0.25)              $0.92

The pro forma effect on results may not be representative of the impact in future years because the fair value method was not applied to options granted before 1995.

The fair value of each option was estimated on the grant date using the Black-Scholes option pricing model and the assumptions presented below.

                                      1996                1995
                                      ----                ----
Expected life in years                2.33                2.75
Risk-free interest rate               5.28%               5.68%
Volatility                           22.07%              22.07%
Dividend yield                        9.34%               9.34%

The weighted average fair value of options granted was $1.13 per option in 1996 and $1.41 per option in 1995.

7. COMMITMENTS AND CONTINGENCIES:
The Company rents office space in Conshohocken, Pennsylvania, under the terms of a net lease from two officers of the Company. The minimum annual rental under the lease is $154,000 and the lease expires January 15, 1999. During 1996, 1995 and 1994, the Company paid $154,000 in annual rent, respectively.

8. 401 (k) PLAN:
During 1993, the Company adopted a 401(k) Plan covering substantially all of the officers and employees of the Company and subsidiaries which permits participants to defer up to a maximum of 10% of their compensation. The Company, at its discretion, may match up to 50% of the initial five percent of the employees' contributions and may also make an additional discretionary contribution. The employees' contributions, together with contributions from the Company are generally fully vested and are fully funded as of December 31, 1996 and 1995. The Company's contributions to the Plan for the years ended December 31, 1996, 1995 and 1994 were $67,000, $60,000 and $61,000, respectively.

9.  ACQUISITIONS:
The Company acquired five shopping centers during the year ended December 31, 1995 for approximately $49,300,000 which were accounted for by the purchase method. The results of operations of each center were included from the respective purchase date. The pro forma financial information presented below may not be indicative of results that would have been reported if the acquisitions had occurred on January 1, 1995 and 1994, respectively.

                           Year ended December 31,1995(Unaudited)      Year ended December 31,1994(Unaudited)
Pro forma total revenues              $55,156,000                                     $50,883,000
Pro forma net income available
   for common shareholders             $9,048,000                                      $8,611,000
Pro forma net income per common
   share                                    $0.88                                           $0.83


In 1994, the Company acquired four shopping centers for approximately $48,792,000 which were accounted for by the purchase method. The results of operations of each center were included from the respective purchase date. The pro forma financial information presented below may not be indicative of results that would have been reported if the acquisitions had occurred on January 1, 1994.

                           Year ended December 31, 1994(Unaudited)
Pro forma total revenues              $46,918,000
Pro forma net income available
  for common shareholders              $9,908,000
Pro forma net income  per common
  share                                     $0.96


10. PREFERRED SHARES OF BENEFICIAL INTEREST:
In connection with the purchase of five shopping centers in April 1995, the Company issued 11,155 shares of Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share, of Kranzco Realty Trust (the "Preferred Shares") at a face amount of $11,155,000. The Preferred Shares were valued for accounting purposes based on the fair value of the assets acquired and recorded at approximately $7,976,000, net of issuance costs. The Preferred Shares have an initial distribution rate of 5.0% per annum with increases of 0.25% per annum up to a maximum rate of 6.5% per annum. As of December 31, 1996, the distribution rate on the Preferred Shares is 5.25%. The Company recorded a discount of approximately $467,000 at the time of issuance which represents the present value of the difference between the total distributions to be paid in the seven year period prior to commencement of the perpetual distribution and the perpetual distribution amount for that same seven year period. This amount is accreted on an effective interest method over the seven years through a charge to cumulative net income available for common shareholders. The Preferred Shares are redeemable by the Company at any time at their liquidation preference and are convertible into the Company's Common Shares of Beneficial Interest (the "Common Shares"), at a rate of 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversion dates as they received as a holder of the Preferred Shares, up to a maximum of the greater of 500,000 Common Shares or 5% of the then outstanding Common Shares.

11. INTERIM RESULTS  (Unaudited):
The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 1996 and 1995:

                                           Net Income (Loss)  Net Income (Loss)
                                           For Common         Per Common
                              Revenues     Shareholders       Share
                             -----------   -----------------  -----------------
Year ended December 31, 1996
First Quarter                $14,578,000         $1,856,000        $0.18
Second Quarter               $13,559,000        ($9,072,000)      ($0.88)
Third Quarter                $13,317,000         $1,877,000        $0.18
Fourth Quarter               $13,726,000         $2,064,000        $0.20

Year ended December 31, 1995
First Quarter                $12,257,000         $2,482,000        $0.24
Second Quarter               $13,172,000         $2,248,000        $0.22
Third Quarter                $13,710,000         $2,275,000        $0.22
Fourth Quarter               $14,331,000         $2,387,000        $0.23


Per share amounts are based on weighted average shares outstanding each quarter and may not equate to the full year amounts due to increases in shares outstanding.

12. SUBSEQUENT EVENTS:

On February 26, 1997, the Company merged with Union Property Investors, Inc. ("UPI"). UPI owned 16 properties located in 11 states that have a total of approximately 1.3 million square feet of gross leasable area and were approximately 99% leased as of December 31, 1996. The Company assumed approximately $30.2 million of existing debt and provided the balance of the purchase price through the issuance of approximately $29.6 million of convertible preferred stock, approximately $3.6 million of preferred stock and approximately $1.6 million of cash.

The pro forma financial information presented below may not be indicative of results that would have been reported if the acquisitions had occurred on January 1, 1996 and 1995, respectively. The extraordinary loss of $11,052,000 on refinancing recorded in the second quarter of 1996 and the loss of $63,000 on the sale of real estate recorded in the first quarter of 1996 by Kranzco have been excluded from the pro forma presentation.

                      Year ended December 31, 1996(Unaudited)
Pro forma total revenues            $63,364,000
Pro forma net income
  for common shareholders            $6,198,000
Pro forma net income per
  common share                            $0.60

                      Year ended December 31, 1995(Unaudited)
Pro forma total revenues            $61,572,000
Pro forma net income
  for common shareholders            $8,165,000
Pro forma net income per
  common share                            $0.79


In February 1997, the Company obtained a $50 million secured first mortgage loan facility (the "Salomon Facility") from Salomon Brothers Realty Corp. Fourteen of the Company's shopping centers secure the Salomon Facility. Amounts borrowed under the Salomon Facility will bear interest at a rate equal to the one-month London Interbank Offering Rate ("LIBOR") plus a spread of 175 basis points. The term of the Salomon Facility is for two years, with an option for a one year renewal.

<AUDIT-REPORT>

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Shareholders and Trustees of
Kranzco Realty Trust:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Kranzco Realty Trust and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 28, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule referred to in
Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Philadelphia, Pa.
February 28, 1997

</AUDIT-REPORT>


Kranzco Realty Trust
Real Estate and Accumulated Depreciation- December 31, 1996
Schedule III
Column A                   Column B                Column C     Column D     Column E       Column F     Column G     Column I
                                                                                                         & H
                           Encumbrances
                  --------------------------------              Cost of       Amount at
                                      Balance at   Initial      Improvements  Which Carried              Date
Description       Interest   Maturity December 31, Cost         Net of        December 31,  Accumulated  Constructed  Depreciable
                  Rate       Date     1996         to Trust     Retirements   1996          Depreciation or Acquired  Life (Yrs)
----------------------------------------------------------------------------------------------------------------------------------
Shopping Centers:
A & P Mamaroneck
 Land                          <F1>         <F1>     1,061,000     287,710          0     287,710
 Buildings and improvements                                      1,150,837     65,731   1,216,568     159,743  11/19/92       30
Anneslie Shopping Center
 Land                          <F1>         <F1>     5,859,000   1,348,713          0   1,348,713
 Buildings and improvements                                      5,394,854    505,643   5,900,497     676,345   6/29/93       30
Barn Plaza Shopping Center
 Land                          <F1>         <F1>     9,164,000   1,284,790    386,187   1,670,977
 Buildings and improvements                                      6,808,226  3,544,875  10,353,101   1,426,870  11/19/92    10-30
Bensalem Square
 Land                          <F1>         <F1>     4,281,000   1,185,101    160,806   1,345,907
 Buildings and improvements                                      4,532,826     37,730   4,570,556     628,878  11/19/92       30
Best Plaza
 Land                          <F1>         <F1>     5,747,000   1,693,227        531   1,693,758
 Buildings and improvements                                      6,772,906      2,123   6,775,029     735,765   9/28/93       30
Bethlehem Square
 Land                          <F1>         <F1>    16,249,000   4,816,318        145   4,816,464
 Buildings and improvements                                     19,265,294  1,200,850  20,466,144   2,913,034  11/19/92    10-30
Bradford Mall
 Land                                                        0   1,518,627    119,325   1,637,952
 Buildings and improvements                                      5,954,606    637,562   6,592,168     941,233  11/19/92       30
Bristol Commerce Park
 Land                          <F1>         <F1>    12,994,000   3,092,633          0   3,092,633
 Buildings and improvements                                     13,959,722  1,373,735  15,333,457   2,049,556  11/19/92    10-30
Campus Village
 Land                          8%          12/1/02   2,741,000     951,663      1,762     953,425
 Buildings and improvements                                      3,013,600      6,797   3,020,397     170,792   4/19/95       30
Collegetown Shopping Center
 Land                          <F1>         <F1>     5,487,000   1,901,831      9,704   1,911,535
 Buildings and improvements                                      7,609,275  1,318,715   8,927,990   1,305,115  11/19/92     5-30
Coral Hills
 Land                          10.5%        8/1/99   6,567,000   3,086,879      6,104   3,092,983
 Buildings and improvements                                      5,732,775     12,553   5,745,328     324,866   4/19/95       30
Cross County Mall
 Land                          <F1>         <F1>    20,283,000   5,330,148          0   5,330,148
 Buildings and improvements                                     21,320,590  6,177,804  27,498,394   3,269,691  11/19/92    15-30
Culpeper
 Land                          Prime+.05%  11/1/04   5,567,000   1,172,766    125,470   1,298,236
 Buildings and improvements                                      3,518,299     78,259   3,596,558     201,491   4/19/95       30
Fox Run
 Land                          <F1>         <F1>    14,069,000   7,945,202    157,057   8,102,259
 Buildings and improvements                                     16,663,137    379,159  17,042,296   1,821,778   7/21/94       30
Golfland
 Land                          Note 2       Note 2           0     997,368          0     997,368
 Buildings and improvements                                      3,989,469     40,308   4,029,777     562,263  11/19/92     5-30
Groton Square
 Land                          <F1>         <F1>    12,174,000   3,490,394          0   3,490,394
 Buildings and improvements                                     13,986,580    361,604  14,348,184   2,062,458  11/19/92     4-30
High Ridge Plaza
 Land                          <F1>         <F1>     7,242,000   1,564,430          0   1,564,430
 Buildings and improvements                                      6,057,721    321,691   6,379,412     857,564  11/19/92       30
Hillcrest Mall
 Land                          <F1>         <F1>     5,384,000   1,415,066          0   1,415,066
 Buildings and improvements                                      4,416,833    267,638   4,684,471     622,350  11/19/92       30
Hillcrest Plaza
 Land                          <F1>         <F1>     3,832,000   1,134,826      2,056   1,136,882
 Buildings and improvements                                      5,957,835     56,717   6,014,552     342,167   4/19/95       30
Lilac New York
 Land                                                        0     205,935          0     205,935
 Buildings and improvements                                              0          0           0           0    --           30
Marumsco
 Land                          0.09375      7/1/04  16,015,000   5,487,073     10,785   5,497,858
 Buildings and improvements                                     16,461,219    453,313  16,914,532     971,983   4/19/95       30
MacArthur Plaza
 Land                          <F1>         <F1>     2,308,000     682,696      (264)     682,432
 Buildings and improvements                                      2,727,666         21   2,727,687     296,203   9/28/93       30
Manchester Kmart Plaza
 Land                          <F1>         <F1>     2,522,000   1,051,958     58,924   1,110,882
 Buildings and improvements                                      3,092,778    306,453   3,399,231     280,658   5/24/94       30
Milford
 Land                          <F1>         <F1>     1,470,000           0          0           0
 Buildings and improvements                                      2,123,804      8,813   2,132,617     292,315  11/19/92       30
North Ridge Shopping Center
 Land                          <F1>         <F1>     2,597,000     590,343          0     590,343
 Buildings and improvements                                      2,361,369    182,852   2,544,221     345,098  11/19/92    10-30
Orange
 Land                          <F1>         <F1>       786,000           0          0           0
 Buildings and improvements                                        105,724        439     106,163      14,552  11/19/92       30
Park Hills Plaza
 Land                          <F1>         <F1>     9,602,000   2,752,903      4,516   2,757,419
 Buildings and improvements                                      9,976,436  1,436,275  11,412,711   1,402,186  11/19/92       30
Parkway Plaza I
 Land                                                        0   1,213,750          0   1,213,750
 Buildings and improvements                                      4,854,998    108,929   4,963,927     687,098  11/19/92       30
Parkway Plaza II
 Land                                                        0   1,032,538          0   1,032,538
 Buildings and improvements                                      3,930,151     20,593   3,950,744     541,363  11/19/92       30
Pilgrim Gardens
 Land                          <F1>         <F1>     4,058,000   1,056,600          0   1,056,600
 Buildings and improvements                                      4,083,178    450,975   4,534,153     614,707  11/19/92     5-30
Port Washington
 Land                          <F1>         <F1>       446,000      50,000          0      50,000
 Buildings and improvements                                        600,026      2,697     602,723      82,606  11/19/92       30
69th Street Drug Emporium Plaza
 Land                          <F1>         <F1>     2,479,000     730,424      3,542     733,966
 Buildings and improvements                                      2,921,696     33,054   2,954,750     287,547   2/15/94       30
Stratford Square
 Land                                                        0   3,057,993    241,273   3,299,266
 Buildings and improvements                                     12,231,971     77,016  12,308,987   1,687,768  11/19/92    10-30
Street Road Plaza
 Land                          <F1>         <F1>     4,127,000   1,796,172     32,963   1,829,135
 Buildings and improvements                                      5,159,488    849,448   6,008,936     632,041   9/28/93       30
Suburban Plaza
 Land                          <F1>         <F1>    10,453,000   3,277,322      4,784   3,282,106
 Buildings and improvements                                     13,109,289     18,736  13,128,025   1,276,148   2/15/94       30
Valley Forge Mall
 Land                                                        0     972,663    113,789   1,086,452
 Buildings and improvements                                      4,006,745     93,185   4,099,930     550,980  11/19/92       30
Village Square
 Land                          <F1>         <F1>     1,850,000     371,566          0     371,566
 Buildings and improvements                                      1,486,265     57,709   1,543,974     218,470  11/19/92       30
Wampanoag Plaza
 Land                                                        0   1,583,670        230   1,583,900
 Buildings and improvements                                      8,606,897  1,277,633   9,884,530   1,501,456  11/19/92     5-30
Whitehall Square
 Land                          <F1>         <F1>    15,176,000   4,522,056    105,082   4,627,138
 Buildings and improvements                                     18,088,227    492,066  18,580,293   2,532,208  11/19/92       30
                                                   ----------- ----------- ---------- -----------  ----------
                                                   212,590,000 346,686,669 23,804,470 370,491,139  35,287,346
                                                   =========== =========== ========== ===========  ==========

<F1>
Total REMIC of $181,700,000 with interest rate of 7.960% and maturity date 6/2003.
<F2>
Property secures $3,000,000 line of credit with Bank Leumi Trust Company of New York, with an interest rate of 50 basis points above that bank's reference rate.
<F3>
The aggregate cost for Federal income tax purposes is $388,454,000.
<F4>
Reconciliation of amount shown in column E:
Balance at beginning of period, December 31, 1995                $368,073,375

Additions during period:
   Land                                              $606,157
   Buildings and improvements                       1,811,607
                                                    ---------
                                                                    2,417,764
Deductions during the period
     Retirements                                            0
     Properties sold                                        0
                                                    ---------
                                                                            0
                                                                 ------------
Balance December 31, 1996                                        $370,491,139
                                                                 ============
<F5>
Reconciliation of amount shown in column F:
Balance at beginning of period, December 31, 1995                 $25,151,911

Additions during period:

   Buildings and improvements                     $10,135,435
                                                    ---------
                                                                   10,135,435
Deductions during the period
    Retirements                                             0
    Properties sold                                         0
                                                    ---------
                                                                            0
                                                                 ------------
Balance December 31, 1996                                         $35,287,346
                                                                 ============

EXHIBIT INDEX

                                                               Sequentially
                                                                Numbered
                                                                  Page

Exhibit
No.      Description
2.1 Agreement and Plan of Merger, dated November 12, 1996, among Kranzco Realty Trust, KRT Union Corp. and Union Property Investors, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4 No. 333-18249.)

2.2 Amendment No. 1 to Agreement and Plan of Merger, dated December 18, 1996. (Incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-4 No. 333-18249.)

2.3 Amendment No. 2 to Agreement and Plan of Merger, dated February 26, 1997. (Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K filed March 14, 1997.)

3.1 Amended and Restated Declaration of Kranzco Realty Trust. (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement No.33-49434.)

3.2   Bylaws, as amended.   (Incorporated by reference to Exhibit 3.2 of the
Company's Registration Statement No.33-49434.)

3.3   Amendment of Amended and Restated Declaration of Trust.

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

4.4 Article Supplementary for the Series A Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to the Company's Report on Form 8-K dated May 4, 1995.)

4.5 Articles Supplementary Classifying 11,155 Shares of Beneficial Interest as Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4 No. 333-18249.)

4.6 Articles Supplementary for the Company's Series B-1 Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit
3.4 of the Company's Registration Statement on Form 8-A dated February 27,
1997.)

4.7 Articles Supplementary for the Company's Series B-2 Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit
4.2 of the Company's Registration Statement on Form S-4 No. 333-18249.)

4.8 Articles Supplementary for the Company's Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit
4.3 of the Company's Registration Statement on Form S-4 No. 333-18249.)

10.1 Kranzco Realty Trust 1992 Employees Share Option Plan, as amended. (Incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

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

10.39 Loan Agreement dated as of February 26, 1997 with Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.40 Global Promissory Note dated February 26, 1997 in the amount of $50,000,000 executed in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.41 Unlimited Guaranty of Payment dated as of February 26, 1997 issued by Kranzco Realty Trust in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.42 Exemplar Open End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 26, 1997 issued in connection with the Line of Credit. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.43 Trust and Servicing Agreement, dated as of June 18, 1996, among KRT Origination Corp., GE Capital Management Corporation and State Street Bank and Trust Company.

10.44 Cash Collateral Account, Security, Pledge and Assignment Agreement, dated as of June 18, 1996, among the Borrowers, State Street Bank and Trust Company, as Agent, and KRT Origination Corp., as Lender.

10.45 Cash Collateral Agreement, dated June 18, 1996, among the Borrowers, and State Street Bank and Trust Company, as Agent.

10.46 $123,700,000.00 Class A Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender.

10.47 $20,600,000.00 Class B Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender.

10.48 $28,900,000.00 Class C Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender.

10.49 $8,500,000.00 Class D Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender.

10.50 Form of Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., as mortgagee, and filed in Connecticut, Maryland, New Jersey, New York and Pennsylvania with respect to Groton Square in Groton, Connecticut, Manchester Kmart in Manchester, Connecticut, Milford in Milford, Connecticut, Orange in Orange, Connecticut, Fox Run in Prince Frederick, Maryland, Hillcrest Plaza in Frederick, Maryland, Anneslie in Baltimore, Maryland, Suburban Plaza in Hamilton, New Jersey, Collegetown in Glassboro, New Jersey, Hillcrest Mall in Phillipsburg, New Jersey, The Mall at Cross County in Yonkers, New York, Highridge Plaza in Yonkers, New York, North Ridge in New Rochelle, New York, Village Square in Larchmont, New York, A&P Mamaroneck in Mamaroneck, New York, Port Washington in Port Washington, New York, Bethlehem Square in Bethlehem, Pennsylvania, Whitehall Square in Whitehall, Pennsylvania, Bristol Commerce Park in Bristol, Pennsylvania, Park Hills Plaza in Altoona, Pennsylvania, Barn Plaza in Doylestown, Pennsylvania, Best Plaza in Tredyffrin, Pennsylvania, Bensalem Square in Bensalem, Pennsylvania, Street Road in Bensalem, Pennsylvania, Pilgrim Gardens, Drexel Hill, Pennsylvania, 69th Street Plaza in Upper Darby, Pennsylvania, and MacArthur Road in Whitehall, Pennsylvania, (the "Properties").

10.51 Form of Unrecorded Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., and held in escrow with respect to the Properties located in Maryland and in New York.

10.52 Escrow Agreement made among KRT Origination Corp., the Borrowers and Robinson Silverman Pearce Aronsohn & Berman LLP, as escrow agent, with respect to the unrecorded second mortgages covering the Properties located in New York and Maryland and referred to in Exhibit 10.51 above.

21.1   Subsidiaries of Kranzco Realty Trust.

23.1   Consent of Arthur Andersen LLP.