Form 10-Q
period 1997-03-31
KRANZCO REALTY TRUST
filed 1997-05-13
CIK 889427

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

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


                         YES [X]        NO [ ]

As of May 9, 1997, there were 10,334,796 Common Shares of Beneficial Interest, par value $0.01 per share, outstanding.

KRANZCO REALTY TRUST
QUARTERLY REPORT FOR THE PERIOD ENDED
MARCH 31, 1997


INDEX

PART I.                                                             PAGE

   Item 1.  Financial Statements                                     1

   Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations               10


PART II.    Other Information

   Item 1.  Legal Proceedings                                       15

   Item 2.  Changes in Securities                                   15

   Item 3.  Defaults upon Mortgages and Notes Payable               15

   Item 4.  Submission of Matters to a Vote of Security Holders     15

   Item 5.  Other Information                                       15

   Item 6.  Exhibits and Reports on Form 8-K                        15


SIGNATURES                                                          16

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Balance Sheets
                                                                                                      March 31,     December 31,
                                                                                                          1997             1996
                                                                                                     (Unaudited)
                                                                                                    -------------  -------------

ASSETS:
    Shopping center properties owned, at cost
      Buildings and improvements                                                                    $ 337,077,000  $ 294,293,000
      Land                                                                                            101,377,000     76,198,000

                                                                                                    -------------  -------------
                                                                                                      438,454,000    370,491,000
    Less-accumulated depreciation                                                                      37,947,000     35,287,000
                                                                                                    -------------  -------------
                                                                                                      400,507,000    335,204,000

    Cash and cash equivalents                                                                           5,495,000      5,301,000
    Restricted cash                                                                                       725,000        329,000
    Rents and other receivables, net of allowance of
      $1,227,000 and $1,245,000, March 31, 1997 and December 31,1996                                    9,234,000      9,661,000
    Prepaid expenses                                                                                    1,810,000      1,729,000
    Deferred financing costs, net of accumulated amortization of $325,000
      and $203,000, March 31, 1997 and December 31,1996                                                 2,324,000      1,893,000
    Deferred costs, net of accumulated amortization of $718,000
      and $888,000, March 31, 1997 and December 31,1996                                                 1,892,000      1,793,000
    Other assets                                                                                        1,130,000      3,247,000

                                                                                                    -------------  -------------
                            Total assets                                                            $ 423,117,000  $ 359,157,000
                                                                                                    =============  =============



LIABILITIES:
    Mortgages and notes payable                                                                     $ 246,034,000  $ 212,590,000
    Tenant security deposits                                                                            1,195,000      1,136,000
    Accounts payable and accrued expenses                                                               2,805,000      2,785,000
    Other liabilities                                                                                     621,000        527,000
    Distributions payable                                                                               5,397,000      5,106,000

                                                                                                    -------------  -------------
                            Total liabilities                                                         256,052,000    222,144,000

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED SHARES, SERIES C, $0.01 PAR VALUE; 356,400 SHARES,
   MARCH 31, 1997, NONE AT DECEMBER 31, 1996                                                            3,564,000              0

BENEFICIARIES' EQUITY:
    Preferred shares of beneficial interest, Series A-1, $0.01 par value; 11,155 shares,
      March 31, 1997 and December 31, 1996                                                                  1,000          1,000
    Preferred shares of beneficial interest, Series B-1 and B-2, $0.01 par value;
       1,183,331 shares, March 31, 1997, none at December 31, 1996                                         12,000              0
    Common shares of beneficial interest, $0.01 par value; authorized
       100,000,000 shares; issued and outstanding, 10,333,914 and                                         103,000        103,000
      10,332,784 as of March 31, 1997 and December 31, 1996, respectively
    Capital in excess of par value                                                                    216,593,000    187,177,000
    Cumulative net income available for common shareholders                                            28,755,000     26,754,000
    Cumulative distributions on common shares of beneficial interest                                  (81,851,000)   (76,891,000)
                                                                                                    -------------  -------------
                                                                                                      163,613,000    137,144,000
    Unearned compensation on restricted shares of beneficial interest                                    (112,000)      (131,000)
                                                                                                    -------------  -------------
                            Total beneficiaries' equity                                               163,501,000    137,013,000

                            Total liabilities and beneficiaries' equity                             $ 423,117,000  $ 359,157,000
                                                                                                    =============  =============

The accompanying notes are an integral part of these statements.

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Statements of Operations
                                                                                                    For the three  For the three
                                                                                                    months ended   months ended
                                                                                                   March 31, 1997 March 31, 1996
                                                                                                     (Unaudited)    (Unaudited)
                                                                                                    -------------  -------------
    REVENUES:
         Minimum rent                                                                                $ 10,929,000   $ 10,577,000
         Percentage rent                                                                                  268,000        247,000
         Expense reimbursements                                                                         2,697,000      3,510,000
         Interest income                                                                                   54,000        225,000
         Other                                                                                             31,000         19,000

                                                                                                    -------------  -------------
                            Total revenues                                                             13,979,000     14,578,000
                                                                                                    -------------  -------------

    EXPENSES:
         Interest                                                                                       4,486,000      4,281,000
         Depreciation and amortization                                                                  2,859,000      2,872,000
         Real estate taxes                                                                              1,596,000      1,445,000
         Operations and maintenance                                                                     1,971,000      3,189,000
         General and administrative                                                                       601,000        699,000

                                                                                                    -------------  -------------
                            Total expenses                                                             11,513,000     12,486,000
                                                                                                    -------------  -------------

                INCOME BEFORE LOSS ON SALE OF REAL ESTATE                                               2,466,000      2,092,000

                                  Loss on sale of real estate                                                   0         63,000
                                                                                                    -------------  -------------

                NET INCOME                                                                              2,466,000      2,029,000

                                  Preferred Share Distribution                                            465,000        173,000

                                                                                                    -------------  -------------

               NET INCOME FOR COMMON SHAREHOLDERS                                                     $ 2,001,000    $ 1,856,000
                                                                                                    =============  =============


               NET INCOME PER COMMON SHARE  OF BENEFICIAL INTEREST                                          $0.19          $0.18
                                                                                                    =============  =============

The accompanying notes are an integral part of these statements.

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Statements of Cash Flows
                                                                                                    For the three  For the three
                                                                                                    months ended   months ended
                                                                                                   March 31, 1997 March 31, 1996
                                                                                                     (Unaudited)    (Unaudited)
                                                                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                          2,466,000      2,029,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                                                                 2,859,000      2,872,000
          Amortization of deferred interest costs                                                               0        447,000
          Amortization of unearned compensation on restricted shares of
            beneficial interest                                                                            19,000         14,000
          Loss on sale of real estate                                                                           0         63,000
    Changes in assets and liabilities:
       (Increase) decrease in-
           Rents and other receivables                                                                    427,000     (1,309,000)
           Prepaid expenses                                                                               (81,000)       (13,000)
           Other assets                                                                                    47,000        (29,000)
       Increase  (decrease) in-
           Accounts payable and accrued expenses                                                           20,000        209,000
          Tenant security deposits                                                                         59,000        (19,000)
          Other liabilities                                                                                94,000        117,000
                                                                                                    -------------  -------------

    Net cash provided by operating activities                                                           5,910,000      4,381,000
                                                                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in shopping center properties                                                        (67,963,000)      (204,000)
      Decrease in other assets                                                                          2,070,000              0
      Proceeds from sale of real estate                                                                         0        524,000
      Increase in restricted cash                                                                        (396,000)        (3,000)
      Increase in deferred costs                                                                         (176,000)      (165,000)
                                                                                                    -------------  -------------

    Net cash (used in) provided by investing activities                                               (66,465,000)       152,000
                                                                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions paid on common shares of beneficial interest                                       (4,960,000)    (4,955,000)
      Distributions paid on preferred shares of beneficial interest                                      (146,000)      (139,000)
      Issuance of common shares of beneficial interest, net                                                19,000         16,000
      Issuance of preferred shares of beneficial interest, net                                         32,945,000              0
      Proceeds of mortgages and notes payable                                                          33,629,000              0
      Repayments of mortgages and notes payable                                                          (185,000)      (436,000)
      Increase in deferred financing costs                                                               (553,000)       (85,000)
                                                                                                    -------------  -------------

    Net cash provided by (used in) financing activities                                                60,749,000     (5,599,000)
                                                                                                    -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      194,000     (1,066,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                          5,301,000      6,129,000
                                                                                                    -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                5,495,000      5,063,000
                                                                                                    =============  =============


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of discount on increasing rate preferred shares                                                  28,000         33,000
                                                                                                    -------------  -------------

The Company declared a distribution of $0.48 per share, payable to shareholders of record as of March 31, 1997.
     The distribution of $4,960,000 was paid on April 22, 1997.
The Company declared a distribution of $0.48 per share, payable to shareholders of record as of March 29, 1996.
     The distribution of $4,955,000 was paid on April 17, 1996.

The Company recorded the quarterly distribution on the preferred shares, Series A, as of March 31, 1997.  The distribution of $146,000 was paid on April 1, 1997.
The Company recorded the quarterly distribution on the preferred shares, Series A, as of March 31, 1996.  The distribution of $139,000 was paid on April 1, 1996.

The Company recorded $265,000 of the distribution on the preferred shares, Series B-1 and B-2, as of March 31, 1997.  The entire distribution of $417,000 was paid on April 20, 1997.

The Company recorded $26,000 of the distribution on the preferred shares, Series C, as of March 31, 1997.  The entire distribution of $26,000 was paid on April 30, 1997.

    The accompanying notes are an integral part of these statements.


Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the years ended December 31, 1995 and 1996
For the three months ended March 31, 1997



                                                                                                                         Unearned
                                                                                                           Cumulative Compensation
                                                                   Preferred                  Cumulative Distributions          on
                                     Common             Preferred  Shares of       Capital    Net Income     on Common  Restricted
                                  Shares of             Shares of Beneficial     In Excess     Available     Shares of   Shares of
                                 Beneficial       Par  Beneficial   Interest           of     for Common    Beneficial  Beneficial
                                   Interest     Value    Interest  Par Value     Par Value  Shareholders      Interest    Interest
                                 -----------  --------- ----------- ---------  ------------  -----------  ------------  ----------
BALANCE, JANUARY 1, 1994          10,315,497   $103,000     -            $0   $178,712,000   $20,637,000   ($37,248,000)         $0

Issuance of common shares              8,062      -         -         -            145,000       -              -          (104,000)
Forfeiture of common shares             (701)     -         -         -            (14,000)      -              -            -
Issuance of preferred
  shares, net                        -            -         11,155    1,000      7,976,000       -              -            -
Accretion of discount on
  preferred shares
  of beneficial interest             -            -         -         -             95,000       (95,000)       -            -
Net income                           -            -         -         -            -           9,877,000        -            -
Distributions on
  preferred shares                   -            -         -         -            -            (390,000)       -            -
Distributions on common shares
  of beneficial interest
  ($1.92 per share)                  -            -         -         -            -             -          (19,813,000)     -

                                 -----------  --------- ----------- ---------  ------------  -----------  ------------  ----------
BALANCE, December 31, 1995       $10,322,858   $103,000     11,155   $1,000   $186,914,000   $30,029,000   ($57,061,000)  ($104,000)

Issuance of common shares              9,949      -         -         -            145,000       -              -           (93,000)
Forfeiture of common shares              (23)     -         -         -            -             -              -            -
Accretion of discount on
  preferred shares
  of beneficial interest             -            -         -         -            118,000      (118,000)       -            -
Accretion of unearned
  compensation on
  restricted shares of
  beneficial interest                -            -         -         -            -             -              -            66,000
Net loss                             -            -         -         -            -          (2,580,000)       -            -
Distributions on
  preferred shares                   -            -         -         -            -            (577,000)       -            -
Distributions on common
  shares of beneficial
  interest ($1.92 per share)         -            -         -         -            -             -          (19,830,000)     -

                                 -----------  --------- ----------- ---------  ------------  -----------  ------------  ----------
BALANCE, December 31, 1996        10,332,784   $103,000     11,155   $1,000   $187,177,000   $26,754,000   ($76,891,000)  ($131,000)

Issuance of common shares              1,184      -         -         -             20,000       -              -            -
Forfeiture of common shares              (54)     -         -         -             (1,000)      -              -            -
Issuance of preferred
  shares-Series B-1, B-2             -            -      1,183,331   12,000     29,369,000       -              -            -
Issuance of preferred
  shares-Series C                    -            -        356,400    4,000      3,560,000       -              -            -
Accretion of discount
  on preferred shares
  of beneficial interest             -            -         -         -             28,000       (28,000)       -            -
Accretion of unearned
  compensation on
  restricted shares of
   beneficial interest               -            -         -         -            -             -              -            19,000
Net income                           -            -         -         -            -           2,466,000        -            -
Distributions on preferred
  shares                             -            -         -         -            -            (437,000)       -            -
Distributions on common
  shares of beneficial
  interest ($0.48 per share)         -            -         -         -            -             -           (4,960,000)     -

                                 -----------  --------- ----------- ---------  ------------  -----------  ------------  ----------
BALANCE, March 31, 1997           10,333,914   $103,000  1,550,886  $17,000   $220,153,000   $28,755,000   ($81,851,000)  ($112,000)



The accompanying notes are an integral part of these statements.


ii.
KRANZCO REALTY TRUST AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1997

1. BASIS OF PRESENTATION:

The financial statements are unaudited but reflect all adjustments which are, in the opinion of management, necessary to fairly present the results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and related notes contained in KRT's Annual Report on Form 10-K for the year ended December 31, 1996. Results from any interim period are not necessarily indicative of the results for a full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business and Nature of Operations

Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers and free-standing properties. The Company completed its initial public offering of shares of beneficial interest and commenced operations on November 19, 1992. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of March 31, 1997, the Company owned 54 properties in sixteen states.

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

Real Estate

Real estate assets and improvements or replacements are carried at the lower of depreciated cost or net realizable value. Depreciation is computed using the straight-line method over the estimated useful life of thirty years for buildings and the lesser of the useful life or lease term of the improvements.
Maintenance and repairs are charged to expense, as incurred.   The Company
determines potential impairment losses in accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS No. 121").

Capitalized Charges

Carrying charges, principally interest and taxes, of land under development and buildings under construction are capitalized by the Company. Interest is capitalized using an interest rate which equals a weighted average interest rate on the Company's indebtedness. The Company capitalizes certain direct labor charges on identifiable projects, such as acquisitions and certain significant tenant leases. Capitalization ceases when construction activities are completed and the property is available for occupancy by tenants and the costs are then depreciated over the estimated useful life of the property.

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

Per Share Data

Net income per share is based on the weighted average number of common shares of beneficial interest outstanding adjusted to give effect to common share equivalents. The weighted average number of shares outstanding used in the computations was 10,333,925 and 10,322,858 as of March 31, 1997 and 1996,
respectively.

Statements of Cash Flows

Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $4,449,000 and $3,806,000 for the three months ended March 31, 1997 and 1996, respectively.


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

3. INDEBTEDNESS:

At March 31, 1997 and December 31, 1996, the Company had mortgages and notes payable outstanding of $246,034,000 and $212,590,000, respectively.

In June 1996, the Company completed a refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt with a new fixed rate secured financing. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty seven shopping center properties (the "Mortgaged Properties"). The net proceeds of the refinancing transaction of $177,662,000, after net costs of $4,038,000, were used to retire the short-term funds borrowed to repurchase the $100 million adjustable rate mortgage loan (the "$100 million REMIC") issued in conjunction with the Company's initial public offering in November 1992 and to pay off $60 million of additional adjustable rate debt. The entire outstanding principal balance of the Mortgage Loan is due in June 2003. The Company recorded an extraordinary loss on refinancing of $11,052,000 including the write off of approximately
$8,844,000 of unamortized deferred finance costs related to the debt instruments repaid, as well as other costs including prepayment fees, premiums paid on repurchase of the $100 million REMIC certificates and professional fees. In connection with the repayment of the $100 million REMIC, the Company sold its interest rate protection agreements. The proceeds received on the sale of the agreements of approximately $3,935,000 reduced the extraordinary loss on debt refinancing. Interest expense for the three months ending March 31, 1997 and 1996 in the accompanying statements of operations is shown net of reimbursements of $0 and $206,000, respectively, relating to the interest rate protection agreements and capitalized interest of $108,000 and $60,000, respectively.

As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. On a monthly basis, $11,000 is deposited into the Sinking Fund Account maintained with a Collateral Agent until the aggregate amount in the account equals or exceeds $786,000. All funds in the Sinking Fund Account are to be returned to the Company on the earlier of the repayment in full of the Mortgage Loan and the date of release or substitution of the mortgaged property located in Orange, CT. The balance in the Sinking Fund Account as of March 31, 1997 was $100,000. The Company deposits on a monthly basis, an amount equal to 1/12th of $0.25 per square foot of the gross leasable area of the Mortgaged Properties into the Capital and TI Reserve Account. All funds in the Capital and TI Reserve Account may be used by the Company to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $245,000 as of March 31, 1997.

In addition, the Company has eight fixed rate mortgages outstanding as of March 31, 1997 totalling $38,334,000. These mortgages have maturity dates ranging from 1999 through 2009 and interest rates ranging from 7.50% to 10.50%. The Company is required to make principal payments of $622,000 in 1997, $896,000 in 1998, $8,942,000 in 1999, $6,061,000 in 2000, $1,065,000 in 2001, and
$3,437,000 in 2002, respectively, related to these mortgages.

The floating rate mortgages outstanding as of March 31, 1997 total $13,000,000. These mortgages have maturity dates ranging from 1999 through 2004 and have interest rates ranging from 7.50% to 8.75%. The Company is required to make principal payments of $271,000 in 1997, $394,000 in 1998, $410,000 in 1999,
$427,000 in 2000, $445,000 in 2001, and $466,000 in 2002, respectively, related to these mortgages.

In February 1997, the Company obtained a secured line of credit of up to $50.0 million from Salomon Brothers Realty, Corp. Amounts borrowed under the line bear interest at the one month London Interbank Offering Rate ("LIBOR") plus 175
basis points, which was 7.125% at March 31, 1997.   There  was $13,000,000
outstanding under this facility as of March 31, 1997, and an additional $9,000,000 available for future borrowing. The facility is secured by fourteen properties and is due in February 1999. The Company has an option to extend the facility for an additional year. As a condition of the facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $380,000 as of March 31, 1997.

In November 1996, the Company obtained a $3.0 million secured line of credit from Bank Leumi Trust Company of New York. Amounts borrowed under the line will bear interest at 50 basis points above that bank's reference rate. There were no outstanding borrowings under this facility as of March 31, 1997.

The Company has a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at that bank's prime
rate.    There  were no outstanding borrowings under this facility  as of  March
31, 1997 and the facility was extended through December  31, 1997.

4.  ACQUISITION:

On February 27, 1997, the Company acquired, through a merger, Union Property Investors, Inc. ("UPI"). UPI owned sixteen properties located in eleven states that have a total of approximately 1.3 million square feet of gross leasable area. The purchase price was paid by the Company by the assumption of approximately $30.2 million of debt, the issuance of approximately $29.6 million of convertible preferred stock and approximately $3.6 million of preferred stock and the payment of approximately $1.6 million of cash. The transaction was accounted for by the purchase method and the results of operations of each center are included from the respective purchase date.

The pro forma financial information presented below may not be indicative of results that would have been reported if the acquisition had occurred on January 1, 1997 and 1996, respectively. The loss of $63,000 on the sale of real estate recorded in the first quarter of 1996 by the Company has been excluded from the pro forma presentation.

For the three months ended March 31, 1997
Pro forma total revenues                              $15,328,000
Pro forma net income for common shareholders           $1,918,000
Pro forma net income per common share                       $0.19

For the three months ended March 31, 1996
Pro forma total revenues                              $16,634,000
Pro forma net income for common shareholders           $1,610,000
Pro forma net income per common share                       $0.16

5. PREFERRED SHARES OF BENEFICIAL INTEREST:

In connection with the purchase of five shopping centers in April 1995, the Company issued 11,155 shares of Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share, of Kranzco Realty Trust (the "Preferred Shares") at a face amount of
$11,155,000.    The Preferred Shares were valued for accounting purposes based on the fair value of the assets acquired and recorded at approximately $7,976,000, net of issuance costs. The Preferred Shares have an initial distribution rate of 5.0% per annum with increases of 0.25% per annum up to a maximum rate of 6.5% per annum. As of March 31, 1997, the distribution rate on the Preferred Shares was 5.25%. The Company recorded a discount of approximately $467,000 at the time of issuance which represents the present value of the difference between the total distributions to be paid in the seven year period prior to commencement of the perpetual distribution and the perpetual distribution amount for that same seven year period. This amount is accreted on an effective interest method over the seven years through a charge to cumulative net income available for common shareholders. The Preferred Shares are redeemable by the Company at any time at their liquidation preference and are convertible into the Company's Common Shares of Beneficial Interest (the "Common Shares"), at a rate of 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversion dates as they received as a holder of the Preferred Shares, up to a maximum of the greater of 500,000 Common Shares or 5% of the then outstanding Common Shares.

In connection with the acquisition, through a merger, of sixteen properties in February 1997, the Company issued 1,183,331 shares of Series B-1 and Series B-2 Cumulative Convertible Preferred Shares of Beneficial Interest (the "Series B Preferred Shares"), par value $0.01 per share, each with a $25.00 per share liquidation preference. These shares were recorded, net of issuance costs, at approximately $29,381,000. The Series B Preferred Shares have a distribution rate of 9.75% per annum and distributions are paid quarterly in arrears for each calendar quarter on January 20, April 20, July 20 and
October 20 of each year. The Company also issued 356,400 shares of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest(the "Series C Preferred Shares"), par value $0.01 per share, each with a $10.00 liquidation preference. These shares were recorded, net of issuance costs, at approximately $3,564,000. The Series C Preferred Shares have a distribution rate of 8% per annum and distributions are payable quarterly on the last day of January, April, July and October of each year with respect to the immediately preceding calendar quarter. The Company is required to redeem, commencing April 1997, in eight equal quarterly installments all of the outstanding Series C Preferred Shares at a redemption price equal to the $10.00 liquidation price plus an amount equal to the accrued and unpaid dividends, if any, allocable to the Series C Preferred Shares.

5. ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, Earnings per Share, and Statement 129, Disclosure of Information about Capital Structure (collectively, the "Statements"). These Statements establish standards for computing and presenting Earnings per Share as well as standards for disclosing information about an entity's capital structure. The Statements are effective for financial statements for periods ending after December 15, 1997. The Company believes the effect of these Statements will not have a material financial statement impact upon implementation.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Risks and other factors that might cause such a difference include, but are not limited to, the effect of economic and market conditions; risks that the Company's acquisition and development projects will fail to perform as expected; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; loss or bankruptcy of one or more of the Company's major retail tenants; failure of the Company's properties to generate additional income to offset increases in operating expenses, as well as other risks listed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under Item 1. Business and from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.


Liquidity and Capital Resources

    At March 31, 1997 the Company had $5,495,000 of cash on hand. In addition to its cash reserve, unused capacity under credit facilities totaled $13,000,000 at March 31, 1997.

    In February 1997, the Company acquired, in a merger, Union Property Investors, Inc. ("UPI") for approximately $65 million. UPI owned sixteen properties located in eleven states that have a total of approximately 1.3 million square feet of gross leasable area. The UPI portfolio was approximately 99% leased as of December 31, 1996. The Company funded this purchase through the assumption of approximately $30.2 million of debt, the issuance of approximately $29.6 million of Kranzco Series B-1 and Series B-2 Cumulative Convertible Preferred Shares (together the "Kranzco Series B Preferred Shares") and approximately $3.6 million of Kranzco Series C Redeemable Preferred Shares and the payment of approximately $1.6 million of cash. The Kranzco Series B Preferred Shares and the Kranzco Series C Redeemable Preferred Shares have distribution rates of 9.75% and 8.0%, respectively. The Kranzco Series C Redeemable Preferred Shares are required to be redeemed in eight equal quarterly installments commencing in April 1997. The merger with UPI resulted in a 22% increase in the Company's gross leasable square feet and enabled the Company to expand into nine additional states and diversify its geographic presence and tenant base.

    As of March 31, 1997 the Company had total mortgages and notes payable of $246,034,000 of which $220,034,000 bears interest at fixed rates ranging from 7.50% to 10.5%. As of March 31, 1997, the Company is required to make principal payments of $893,000 in 1997, $1,290,000 in 1998, $22,352,000 in 1999,
$6,488,000 in 2000, $1,510,000 in 2001 and $3,903,000 in 2002.

    In June 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan") at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The entire principal balance of the Mortgage Loan is due in June 2003.

    As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. On a monthly basis, $11,000 is deposited into a Sinking Fund Account maintained with the Collateral Agent until the aggregate amount in the account equals or exceeds $786,000. All funds in the Sinking Fund Account are to be returned to the Company on the earlier of the repayment in full of the Mortgage Loan and the date of release or substitution of a property for the mortgaged property located in Orange, CT. The balance in the Sinking Fund Account was $100,000 as of March 31, 1997. On a monthly basis, an amount equal to 1/12th of $0.25 per square foot of the gross leasable area of the Mortgaged Properties is deposited into the Capital and TI Reserve Account. All funds in the Capital and TI Reserve Account may be used on a current basis to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $245,000 as of March 31, 1997.

    As of March 31, 1997, the Company had eight fixed rate mortgages outstanding totalling $38,334,000. These mortgages have maturity dates ranging from 1999 through 2009 and interest rates ranging from 7.5% to 10.5%. The Company is required to make principal payments of $622,000 in 1997, $896,000 in 1998, $8,942,000 in 1999, $6,061,000 in 2000, $1,065,000 in 2001, and $3,437,000 in
2002.

    In addition, the Company had floating rate mortgages outstanding as of March 31, 1997 totalling $13,000,000. These mortgages have maturity dates ranging from 1999 through 2004 and have interest rates ranging from 7.50% to 8.75%. The Company is required to make principal payments of $271,000 in 1997, $394,000 in 1998, $410,000 in 1999, $427,000 in 2000, $445,000 in 2001, and $466,000 in
2002.

    In February 1997, the Company obtained a secured first mortgage loan facility of up to $50 million from Salomon Brothers Realty Corp.(the "Salomon Facility"). Amounts borrowed under the line bear interest at the one-month London Interbank Offering Rate("LIBOR") plus 175 basis points, which was 7.125%
at March 31, 1997.   There  was $13,000,000 outstanding under this facility  as of March 31, 1997, with $9,000,000 available for future borrowings. The facility is secured by fourteen properties and is due in February 1999. The Company has an option to extend the facility for an additional year. The proceeds of the Salomon Facility will be used by the Company for funding property acquisitions, general corporate purposes and capital needs. As a condition of the Salomon facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $380,000 as of March 31, 1997.

    In November 1996, the Company obtained a $3.0 million secured line of credit from Bank Leumi Trust Company of New York. Amounts borrowed under the line will bear interest at 50 basis points above that bank's reference rate. There were no outstanding borrowings under this facility as of March 31, 1997.

    In 1995 the Company obtained a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at the bank's prime rate, which was 8.75% at March 31, 1997. The facility was extended through December 31, 1997, and there were no borrowings outstanding under this facility as of March 31, 1997.

    Effective January 1, 1996, The National Association of Real Estate Investment Trusts (NAREIT) revised the definition of funds from operations to income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Also, funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations for common shareholders increased $238,000 or 5% from $4,485,000 for the first quarter of 1996 to $4,723,000 for the first quarter of 1997.

    The Company has several tenants which are operating under Chapter 11 of the United States Bankruptcy Code. Among the tenants are Bradlee's (three stores representing approximately $2.2 million or 4.0% of the Company's annual revenues) and Caldor (three stores representing approximately $2.5 million or 4.5% of the Company's annual revenues). To date Bradlee's and Caldor continue to pay current rent and operate their stores located in the Company's centers and have not taken any action to reject these leases. Effective November 1, 1996, the Company entered into an agreement to reduce common area maintenance and real estate tax reimbursements at one of the Caldor locations for a five year period. Rickel's disaffirmed the lease for the store located at the Hillcrest Mall in Phillipsburg, NJ on November 30, 1996. The rental for this store amounted to approximately $300,000 per year including reimbursements for operating expenses. Rickel's has affirmed the lease for The Mall at Cross County. The rental for this store amounts to approximately $1.1 million per year including reimbursements for operating expenses. Effective February 29, 1996, Jamesway disaffirmed its leases at the two locations in which they had operated.
 The Jamesway stores were approximately 60,000 and 76,000 square feet, respectively, and the average rent paid by Jamesway for these locations was approximately $2.60 per square foot, which represented less than 1% of revenues in 1996. The Company has leased the approximately 60,000 square foot store to Ames Department store, which is also leasing an additional 4,000 square feet at that location. Other tenants in the Company's portfolio that continue to pay current rent and operate their stores under Chapter 11 are individually less than 1% of annual revenues but in the aggregate are approximately 2.6% of the Company's annual revenues. The Company believes that it is adequately reserved for these tenants.

    Best Products, a tenant in bankruptcy at one of the Company's centers, has discontinued operations of all of its stores and closed the store in the Company's portfolio in February 1997. In May 1997, the Company purchased the lease from Best Products for approximately $650,000. The Company has several prospective tenants for this space and expects the space to be leased before the fourth quarter of 1997.

    During the three months ended March 31, 1997, the Company invested approximately $294,000 in the expansion and improvement of existing shopping center properties, exclusive of the acquisition of the sixteen properties. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or offer additional equity securities.

    Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

Results of Operations

Net income for common shareholders increased $145,000 from $1,856,000 or $0.18 per common share in the first quarter of 1996 to $2,001,000 or $0.19 per common share in the first quarter of 1997. This increase was due to a combination of
factors as described in further detail below.   The Company also recognized a
loss of $63,000 on the sale of real estate in the first quarter of 1996 in connection with the sale of a 3.4 acre parcel of land located in Philadelphia, Pennsylvania.

Minimum rent increased $352,000 or 3% from $10,577,000 in the first quarter of 1996 to $10,929,000 in the first quarter of 1997. The increase was primarily due to the additional rents from the sixteen centers acquired in February 1997 of approximately $597,000, which was offset by a netdecrease in the minimum rents of approximately $245,000 from the other thirty-eight shopping centers. The decrease was due to the lower occupancy rate at those centers.

Expense reimbursements decreased $813,000 or 23% from $3,510,000 in the first quarter of 1996 to $2,697,000 in the first quarter of 1997. The decrease was primarily due to the common area maintenance expenses which were significantly lower in 1997 due to the severe winter weather in the Northeast portion of the United States in 1996.

Interest income decreased $171,000 or 76% from $225,000 in the first quarter of 1996 to $54,000 in the first quarter of 1997. The decrease was primarily due to the sale of the Series A-2 Commercial Mortgage Modified Pass - Through Interest Only Certificates (the "Series A-2 Certificates"). The Series A-2 Certificates provided for payment of interest only at 65 basis points calculated on a notional amount of $100,000,000. The Series A-2 Certificates were sold in connection with the debt refinancing in June 1996.

Interest expense increased $205,000 or 5% from $4,281,000 in the first quarter of 1996 to $4,486,000 in the first quarter of 1997. The increase is primarily due to the interest expense incurred in connection with the additional sixteen centers acquired in February 1997. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $60,000 and $108,000 for the first quarter of 1996 and 1997, respectively.

Depreciation and amortization decreased $13,000 or less than 1% from $2,872,000 in the first quarter of 1996 to $2,859,000 in the first quarter of 1997. While depreciation expense on buildings and improvements increased approximately $141,000 in the first quarter of 1997 versus the first quarter of 1996 due to the sixteen additional centers acquired in February 1997 as well as a full quarter of depreciation taken on improvements made prior to 1997, amortization of deferred financing costs decreased approximately $169,000 in the first quarter of 1997 versus 1996. This decrease was due to the change in deferred financing fees associated with the Company's debt refinancing in June 1996.

Real estate taxes increased $151,000 or 10% from $1,445,000 in the first quarter of 1996 to $1,596,000 in the first quarter of 1997. The increase was primarily due to the increase in expense from the additional sixteen centers acquired in 1997, as well as the effect of a real estate tax refund of approximately $40,000 recorded in the first quarter of 1996. The increase was offset by the capitalization of real estate taxes on projects under construction of $32,000 and $24,000 for the first quarter of 1996 and 1997, respectively.

Operations and maintenance expenses decreased $1,218,000 or 38% from $3,189,000 in the first quarter of 1995 to $1,971,000 in the first quarter of 1997. The decrease was primarily due to the unusually high snow removal costs incurred as a result of the severe winter experienced in the first quarter of 1996 in the Northeast portion of the United States (approximately $1 million).

General and administrative expenses decreased $98,000 or 14% from $699,000 in the first quarter of 1996 to $601,000 in the first quarter of 1997. The decrease is primarily due to capitalization of certain direct labor costs in 1997 related to identifiable projects such as the merger of the Company with UPI and certain leasing projects.

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

Item 3.     Defaults upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

            The Company filed a report on Form 8-K dated February 27, 1997 during the quarter for which this report is filed. Such Form 8-K (which contained Items 2 and 7) reported acquisition, through a merger, of assets by the Company as well as a description of a new debt facility.

            The Company filed a report on Form 8-K/A dated May 6, 1997 during the quarter for which this report is filed. Such Form 8-K/A (which contained
Item 7) amended the Form 8-K dated February 27, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            KRANZCO REALTY TRUST




Date:    May  13, 1997                  /S/ Norman M. Kranzdorf

                            Chief Executive  Officer and President





Date:    May  13, 1997                  /S/Robert H. Dennis

                            Chief Financial Officer and Treasurer