Form 10-Q
period 1997-06-30
KRANZCO REALTY TRUST
filed 1997-08-05
CIK 889427

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

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


                         YES [X]        NO [ ]

As of August 5, 1997, there were 10,343,320 Common Shares of Beneficial Interest, par value $0.01 per share, outstanding.

KRANZCO REALTY TRUST
QUARTERLY REPORT FOR THE PERIOD ENDED
JUNE 30, 1997


INDEX

PART I.                                                             PAGE

   Item 1.  Financial Statements                                     1

   Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations               10


PART II.    Other Information

   Item 1.  Legal Proceedings                                       15

   Item 2.  Changes in Securities                                   15

   Item 3.  Defaults upon Senior Securities                         15

   Item 4.  Submission of Matters to a Vote of Security Holders     15

   Item 5.  Other Information                                       16

   Item 6.  Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                          17

                              Kranzco Realty Trust and Subsidiaries
                              Consolidated Balance Sheets
                                                                              June 30,    December 31,
                                                                                1997         1996
                                                                             (Unaudited)
                                                                             -----------  -----------
ASSETS:
    Shopping center properties owned, at cost
      Buildings and improvements                                             340,344,000  294,293,000
      Land                                                                   101,486,000   76,198,000
                                                                             -----------  -----------
                                                                             441,830,000  370,491,000
    Less-accumulated depreciation                                             40,833,000   35,287,000
                                                                             -----------  -----------
                                                                             400,997,000  335,204,000

    Cash and cash equivalents                                                  4,517,000    5,301,000
    Restricted cash                                                              765,000      329,000
    Rents and other receivables, net of allowance of
      $1,322,000 and $1,245,000, June 30, 1997 and December 31,1996            9,054,000    9,661,000
    Prepaid expenses                                                           1,407,000    1,729,000
    Deferred financing costs, net of accumulated amortization of $483,000
      and $203,000, June 30, 1997 and December 31,1996                         2,308,000    1,893,000
    Deferred costs, net of accumulated amortization of $805,000
      and $888,000, June 30, 1997 and December 31,1996                         1,989,000    1,793,000
    Other assets                                                               1,143,000    3,247,000
                                                                             -----------  -----------
    Total assets                                                             422,180,000  359,157,000
                                                                             ===========  ===========

LIABILITIES:
    Mortgages and notes payable                                              247,731,000  212,590,000
    Tenant security deposits                                                   1,210,000    1,136,000
    Accounts payable and accrued expenses                                      3,571,000    2,785,000
    Other liabilities                                                            329,000      527,000
    Distributions payable                                                      5,744,000    5,106,000
                                                                             -----------  -----------
    Total liabilities                                                        258,585,000  222,144,000

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED SHARES, SERIES C, $0.01 PAR VALUE; 311,850 SHARES,
   JUNE 30, 1997, NONE AT DECEMBER 31, 1996                                    3,119,000            0

BENEFICIARIES' EQUITY:
    Preferred shares of beneficial interest, Series A-1,
      $0.01 par value; 11,155 shares,
      June 30, 1997 and December 31, 1996                                          1,000        1,000
    Preferred shares of beneficial interest, Series B-1 and B-2,
      $0.01 par value; 1,183,331 shares,
      June 30, 1997, none at December 31, 1996                                    12,000            0
    Common shares of beneficial interest, $0.01 par value; authorized
      100,000,000 shares; issued and
       outstanding, 10,334,796 and 10,332,784 as of June 30,
       1997 and December 31, 1996, respectively                                  103,000      103,000
    Capital in excess of par value                                           216,625,000  187,177,000
    Cumulative net income available for common shareholders                   30,640,000   26,754,000
    Cumulative distributions on common shares of beneficial interest         (86,811,000) (76,891,000)
                                                                             -----------  -----------
                                                                             160,570,000  137,144,000
    Unearned compensation on restricted shares of beneficial interest            (94,000)    (131,000)
                                                                             -----------  -----------
    Total beneficiaries' equity                                              160,476,000  137,013,000

    Total liabilities and beneficiaries' equity                              422,180,000  359,157,000
                                                                             ===========  ===========

The accompanying notes are an integral part of these statements.

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Statements of Operations
                               For the three  For the three   For the six    For the six
                                months ended   months ended   months ended  months ended
                               June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                   ----------    ----------      ----------   ----------
REVENUES:
     Minimum rent                  12,114,000    10,391,000      23,043,000   20,968,000
     Percentage rent                  281,000       196,000         549,000      443,000
     Expense reimbursements         2,758,000     2,713,000       5,455,000    6,223,000
     Interest income                   62,000       216,000         116,000      441,000
     Other                             44,000        43,000          75,000       62,000
                                   ----------    ----------      ----------   ----------
    Total revenues                 15,259,000    13,559,000      29,238,000   28,137,000
                                   ----------    ----------      ----------   ----------
EXPENSES:
     Interest                       4,768,000     4,230,000       9,254,000    8,511,000
     Depreciation and amortization  3,131,000     2,842,000       5,990,000    5,714,000
     Real estate taxes              1,627,000     1,514,000       3,223,000    2,959,000
     Operations and maintenance     2,068,000     1,995,000       4,039,000    5,184,000
     General and administrative       821,000       824,000       1,422,000    1,523,000
                                   ----------    ----------      ----------   ----------
    Total expenses                 12,415,000    11,405,000      23,928,000   23,891,000
                                   ----------    ----------      ----------   ----------
INCOME BEFORE LOSS ON SALE OF
REAL ESTATE AND
EXTRAORDINARY ITEM                  2,844,000     2,154,000       5,310,000    4,246,000

      Loss on sale of real
      estate                                0             0               0       63,000
                                   ----------    ----------      ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM    2,844,000     2,154,000       5,310,000    4,183,000

      Extraordinary loss on
      debt refinancing                      0    11,052,000               0   11,052,000
                                   ----------    ----------      ----------   ----------
NET INCOME (LOSS)                   2,844,000    (8,898,000)      5,310,000   (6,869,000)

     Preferred Share Distributions    959,000       174,000       1,424,000      347,000
                                   ----------    ----------      ----------   ----------
NET INCOME (LOSS) FOR COMMON
SHAREHOLDERS                        1,885,000    (9,072,000)      3,886,000   (7,216,000)
                                   ==========    ==========      ==========   ==========

Income Before Extraordinary Item
     Per Common Share
     of Beneficial Interest              0.18          0.19            0.38         0.37

Extraordinary Loss on Debt
     Refinancing Per Common
     Share of Beneficial Inter           0.00         (1.07)           0.00        (1.07)
                                   ----------    ----------      ----------   ----------
Net Income (Loss) Per Common
     Share of Beneficial
     Interest                            0.00         (0.88)           0.00        (0.70)
                                   ==========    ==========      ==========   ==========

The accompanying notes are an integral part of these statements.

                             Kranzco Realty Trust and Subsidiaries
                             Consolidated Statements of Cash Flows
                                                                             For the six    For the six
                                                                            months ended   months ended
                                                                           June 30, 1997  June 30, 1996
                                                                             (Unaudited)    (Unaudited)
                                                                             -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                          5,310,000     (6,869,000)
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
          Depreciation and amortization                                        5,990,000      5,714,000
          Amortization of deferred interest costs                                      0        675,000
          Amortization of unearned compensation on restricted
          shares of beneficial interest                                           37,000         28,000
          Loss on sale of real estate                                                  0         63,000
          Extraordinary loss on debt refinancing                                       0     11,052,000
    Changes in assets and liabilities:
       (Increase) decrease in-
           Rents and other receivables                                           607,000     (1,399,000)
           Prepaid expenses                                                      322,000        570,000
           Other assets                                                          (61,000)       (61,000)
       Increase  (decrease) in-
           Accounts payable and accrued expenses                                 786,000        825,000
           Tenant security deposits                                               74,000        (27,000)
           Other liabilities                                                    (198,000)      (452,000)
                                                                             -----------   ------------
    Net cash provided by operating activities                                 12,867,000     10,119,000
                                                                             -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in shopping center properties                               (71,339,000)    (1,022,000)
      Decrease in other assets                                                 2,165,000              0
      Proceeds from sale of real estate                                                0        524,000
      Increase in marketable securities                                                0     (7,215,000)
      (Increase)decrease in restricted cash                                     (436,000)       216,000
      Increase in deferred costs                                                (359,000)      (262,000)
                                                                             -----------   ------------
    Net cash used in investing activities                                    (69,969,000)    (7,759,000)
                                                                             -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions paid on common shares of beneficial interest              (9,920,000)    (9,910,000)
      Distributions paid on preferred shares of beneficial interest             (735,000)      (278,000)
      Issuance of common shares of beneficial interest, net                       33,000         16,000
      Issuance of preferred shares of beneficial interest, net                32,940,000              0
      Redemption of redeemable preferred shares                                 (445,000)             0
      Proceeds from sale of interest rate protection agreements                        0      3,935,000
      Proceeds of mortgages and notes payable                                 35,629,000    181,700,000
      Repayments of mortgages and notes payable                                 (488,000)  (179,250,000)
      Increase in deferred financing costs                                      (696,000)    (1,792,000)
                                                                             -----------   ------------
    Net cash provided by (used in)  financing activities                      56,318,000     (5,579,000)
                                                                             -----------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (784,000)    (3,219,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 5,301,000      6,129,000
                                                                             -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       4,517,000      2,910,000
                                                                             ===========   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of discount on increasing rate preferred shares                         51,000         62,000
                                                                             ===========   ============

   The Company declared a distribution of $0.48 per common share, payable to shareholders of record as of June 27, 1997. The distribution of $4,961,000 was paid on July 23, 1997.
   The Company declared a distribution of $0.48 per common share, payable to shareholders of record as of June 26, 1996. The distribution of $4,955,000 was paid on July 17, 1996.

The Company recorded the quarterly distribution on the preferred shares, Series A-1, as of June 30, 1997.  The distribution of $152,000 was paid on July 1, 1997.
The Company recorded the quarterly distribution on the preferred shares, Series A-1, as of June 30, 1996.  The distribution of $145,000 was paid on July 1, 1996.

The Company recorded $569,000 of the distribution on the preferred shares, Series B-1 and B-2, as of June 30, 1997.  The entire distribution of $722,000 was paid on July 20, 1997.

The Company recorded $62,000 of the distribution on the preferred shares, Series C, as of June 30, 1997.  The entire distribution of $62,000 was paid on July 31, 1997.

    The accompanying notes are an integral part of these statements.

 Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the years ended December 31, 1995 and 1996
For the six months ended June 30, 1997

                                                                                                                       Unearned
                                                                                                        Cumulative  Compensation
                                                              Preferred                  Cumulative  Distributions            on
                                 Common            Preferred  Shares of      Capital    Net Income       on Common    Restricted
                              Shares of            Shares of Beneficial    In Excess      Available      Shares of     Shares of
                             Beneficial       Par Beneficial   Interest          of      for Common     Beneficial    Beneficial
                               Interest     Value   Interest  Par Value    Par Value   Shareholders       Interest      Interest
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, JANUARY 1, 1994      10,315,497 $103,000          0         $0  $178,712,000    $20,637,000  ($37,248,000)            $0

Issuance of common shares          8,062        -          -          -       145,000              -              -     (104,000)
Forfeiture of common shares        (701)        -          -          -      (14,000)              -              -             -
Issuance
of preferred shares, net               -        -     11,155      1,000     7,976,000              -              -             -
Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -        95,000       (95,000)              -             -
Net income                             -        -          -          -             -      9,877,000              -             -
Distributions
on preferred shares                    -        -          -          -             -      (390,000)              -             -
Distributions
on common shares
of
beneficial
interest ($1.92 per share)             -        -          -          -             -              -   (19,813,000)             -
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, DECEMBER 31, 1995    10,322,858 $103,000     11,155     $1,000  $186,914,000    $30,029,000  ($57,061,000)    ($104,000)

Issuance of common shares          9,949        -          -          -       145,000              -              -      (93,000)
Forfeiture of common shares         (23)        -          -          -             -              -              -             -
Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -       118,000      (118,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -        66,000
Net loss                               -        -          -          -             -    (2,580,000)              -             -
Distributions
on preferred shares                    -        -          -          -             -      (577,000)              -             -
Distributions
on common shares
of
beneficial
interest ($1.92 per share)             -        -          -          -             -              -   (19,830,000)             -
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, DECEMBER 31, 1996    10,332,784 $103,000     11,155     $1,000  $187,177,000    $26,754,000  ($76,891,000)    ($131,000)

Issuance of common shares          2,066        -          -          -        34,000              -              -             -
Forfeiture of common shares         (54)        -          -          -       (1,000)              -              -             -
Issuance
of
preferred
shares-Series B-1, B-2                 -        -  1,183,331     12,000    29,364,000              -              -             -
Issuance
of
preferred shares-Series C              -        -    356,400      4,000     3,560,000              -              -             -
Redemption
of
preferred shares-Series C              -        -   (44,550)          -     (445,000)              -              -             -
Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -        51,000       (51,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -        37,000
Net income                             -        -          -          -             -      5,310,000              -             -
Distributions
on preferred shares                    -        -          -          -             -    (1,373,000)              -             -
Distributions
on common shares
of
beneficial
interest ($0.96 per share)             -        -          -          -             -              -    (9,920,000)             -
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, JUNE 30, 1997        10,334,796 $103,000  1,506,336    $17,000  $219,740,000    $30,640,000  ($86,811,000)     ($94,000)


The accompanying notes are an integral part of these statements.


ii.

KRANZCO REALTY TRUST AND  SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1997

1. BASIS OF PRESENTATION:

The financial statements are unaudited but reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and related notes contained in KRT's Annual Report on Form 10-K for the year ended December 31, 1996. Results from any interim period are not necessarily indicative of the results for a full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business and Nature of Operations

Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers and free-standing properties. The Company completed its initial public offering of shares of beneficial interest and commenced operations on November 19, 1992. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of June 30, 1997, the Company owned 54 properties in sixteen states.

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

Real Estate

Real estate assets and improvements or replacements are carried at the lower of depreciated cost or net realizable value. Depreciation is computed using the straight-line method over the estimated useful life of thirty years for buildings and the lesser of the useful life or lease term of the improvements.
Maintenance and repairs are charged to expense, as incurred.   The Company
determines potential impairment losses in accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of".

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

Per Share Data

Net income per share is based on the weighted average number of common shares of beneficial interest outstanding adjusted to give effect to common share equivalents. The weighted average number of shares outstanding used in the computations was 10,334,363 and 10,323,392 as of June 30, 1997 and 1996,
respectively.

Statements of Cash Flows

Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $9,483,000 and $8,100,000 for the six months ended June 30, 1997 and 1996, respectively.

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

3. INDEBTEDNESS:

At June 30, 1997 and December 31, 1996, the Company had mortgages and notes payable outstanding of $247,731,000 and $212,590,000, respectively.

In June 1996, the Company completed a refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt with a new fixed rate secured financing. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty seven shopping center properties (the "Mortgaged Properties"). The net proceeds of the refinancing transaction of $177,662,000, after net costs of $4,038,000, were used to retire the short-term funds borrowed to repurchase the $100 million adjustable rate mortgage loan (the "$100 million REMIC") issued in conjunction with the Company's initial public offering in November 1992 and to pay off $60 million of additional adjustable rate debt. The entire outstanding principal balance of the Mortgage Loan is due in June 2003. The Company recorded an extraordinary loss on refinancing of $11,052,000 including the write off of approximately $8,844,000 of unamortized deferred finance costs related to the debt instruments repaid, as well as other costs including prepayment fees, premiums paid on repurchase of the $100 million REMIC certificates and professional fees. In connection with the repayment of the $100 million REMIC, the Company sold its interest rate protection agreements. The proceeds received on the sale of the agreements of approximately $3,935,000 reduced the extraordinary loss on debt refinancing. Interest expense for the six months ending June 30, 1997 and 1996 in the accompanying statements of operations is shown net of reimbursements of $0 and $275,000, respectively, relating to the interest rate protection agreements and capitalized interest of $331,000 and $122,000, respectively.

As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. On a monthly basis, $11,000 is deposited into the Sinking Fund Account maintained with a Collateral Agent until the aggregate amount in the account equals or exceeds $786,000. All funds in the Sinking Fund Account are to be returned to the Company on the earlier of the repayment in full of the Mortgage Loan and the date of release or substitution of the mortgaged property located in Orange, CT. The balance in the Sinking Fund Account as of June 30, 1997 was $134,000. The Company deposits on a monthly basis, an amount equal to 1/12th of $0.25 per square foot of the gross leasable area of the Mortgaged Properties into the Capital and TI Reserve Account. All funds in the Capital and TI Reserve Account may be used by the Company to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $243,000 as of June 30, 1997.

In addition, the Company has eight fixed rate mortgages outstanding as of June 30, 1997 totalling $38,131,000. These mortgages have maturity dates ranging from 1999 through 2009 and interest rates ranging from 7.50% to 10.50%. The Company is required to make principal payments of $419,000 in 1997, $896,000 in 1998, $8,942,000 in 1999, $6,061,000 in 2000, $1,065,000 in 2001, and $3,437,000
in 2002, respectively, related to these mortgages.

The floating rate mortgages outstanding as of June 30, 1997 total $12,900,000. These mortgages have maturity dates ranging from 2003 through 2004 and have interest rates ranging from 7.50% to 9.0%. The Company is required to make principal payments of $172,000 in 1997, $394,000 in 1998, $410,000 in 1999,
$427,000 in 2000, $445,000 in 2001, and $466,000 in 2002, respectively, related to these mortgages.

In February 1997, the Company obtained a secured line of credit of up to $50.0 million from Salomon Brothers Realty, Corp. Amounts borrowed under the line bear interest at the one month London Interbank Offering Rate ("LIBOR") plus 175
basis points, which was 7.44% at June 30, 1997.   There  was $14,000,000
outstanding under this facility as of June 30, 1997, and an additional $7,000,000 available for future borrowing. The facility is secured by fourteen properties and is due in February 1999. The Company has an option to extend the facility for an additional year. As a condition of the facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $388,000 as of June 30, 1997.

In November 1996, the Company obtained a $3.0 million secured line of credit from Bank Leumi Trust Company of New York. Amounts borrowed under the line bear interest at 50 basis points above that bank's reference rate, which was 9.0% as of June 30, 1997. There was $1.0 million of outstanding borrowings under this facility as of June 30, 1997. The term of this line expires October 31, 1997.

The Company has a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at that bank's prime
rate.    There  were no outstanding borrowings under this facility  as of  June
30, 1997 and the facility was extended through December  31, 1997.

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

The pro forma financial information presented below may not be indicative of results that would have been reported if the acquisition had occurred on January 1, 1997 and 1996, respectively. The extraordinary loss of $11,052,000 on refinancing recorded in the second quarter of 1996 and the loss of $63,000 on the sale of real estate recorded in the first quarter of 1996 by the Company have been excluded from the pro forma presentation.

For the six months ended June 30, 1997
Pro forma total revenues                              $30,587,000
Pro forma net income for common shareholders           $3,803,000
Pro forma net income per common share                       $0.37

For the six months ended June 30, 1996
Pro forma total revenues                              $32,237,000
Pro forma net income for common shareholders           $3,290,000
Pro forma net income per common share                       $0.32

5. PREFERRED SHARES OF BENEFICIAL INTEREST:

In connection with the purchase of five shopping centers in April 1995, the Company issued 11,155 shares of Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share, of Kranzco Realty Trust (the "Preferred Shares") at a face amount of
$11,155,000.    The Preferred Shares were valued for accounting purposes based on the fair value of the assets acquired and recorded at approximately $7,976,000, net of issuance costs. The Preferred Shares have an initial distribution rate of 5.0% per annum with increases of 0.25% per annum up to a maximum rate of 6.5% per annum. As of June 30, 1997, the distribution rate on the Preferred Shares was 5.50%. The Company recorded a discount of approximately $467,000 at the time of issuance which represents the present value of the difference between the total distributions to be paid in the seven year period prior to commencement of the perpetual distribution and the perpetual distribution amount for that same seven year period. This amount is accreted on an effective interest method over the seven years through a charge to cumulative net income available for common shareholders. The Preferred Shares are redeemable by the Company at any time at their liquidation preference and are convertible into the Company's Common Shares of Beneficial Interest (the "Common Shares"), at a rate of 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversion dates as they received as a holder of the Preferred Shares, up to a maximum of the greater of 500,000 Common Shares or 5% of the then outstanding Common Shares.

In connection with the UPI acquisition, the Company issued 1,183,331 shares of Series B-1 and Series B-2 Cumulative Convertible Preferred Shares of Beneficial Interest (the "Series B Preferred Shares"), par value $0.01 per share, each with a $25.00 per share liquidation preference. These shares were recorded, net of issuance costs, at approximately $29,381,000. The Series B Preferred Shares have a distribution rate of 9.75% per annum and distributions are paid quarterly in arrears for each calendar quarter on January 20, April 20, July 20 and October 20 of each year. The Company also issued 356,400 shares of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series C Preferred Shares"), par value $0.01 per share, each with a $10.00 liquidation preference. These shares were recorded, net of issuance costs, at approximately $3,564,000. The Series C Preferred Shares have a distribution rate of 8% per annum and distributions are payable quarterly on the last day of January, April, July and October of each year with respect to the immediately preceding calendar quarter. The Company is required to redeem, commencing April 1997, in eight equal quarterly installments all of the outstanding Series C Preferred Shares at a redemption price equal to the $10.00 liquidation price plus an amount equal to the accrued and unpaid distributions, if any, allocable to the Series C Preferred Shares.

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

Liquidity and Capital Resources

At June 30, 1997 the Company had $4,517,000 of cash on hand. In addition to its cash reserve, unused capacity under credit facilities totaled $10,000,000 at June 30, 1997.

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

As of June 30, 1997 the Company had total mortgages and notes payable of $247,731,000 of which $219,831,000 bears interest at fixed rates ranging from 7.50% to 10.5%. As of June 30, 1997, the Company is required to make principal payments of $1,590,000 in 1997, $1,290,000 in 1998, $23,352,000 in 1999,
$6,488,000 in 2000, $1,510,000 in 2001 and $3,903,000 in 2002.

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

As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. On a monthly basis, $11,000 is deposited into a Sinking Fund Account maintained with the Collateral Agent until the aggregate amount in the account equals or exceeds $786,000. All funds in the Sinking Fund Account are to be returned to the Company on the earlier of the repayment in full of the Mortgage Loan and the date of release or substitution of a property for the mortgaged property located in Orange, CT. The balance in the Sinking Fund Account was $134,000 as of June 30, 1997. On a monthly basis, an amount equal to 1/12th of $0.25 per square foot of the gross leasable area of the Mortgaged Properties is deposited into the Capital and TI Reserve Account. All funds in the Capital and TI Reserve Account may be used on a current basis to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $243,000 as of June 30, 1997.

As of June 30, 1997, the Company had eight fixed rate mortgages outstanding totalling $38,131,000. These mortgages have maturity dates ranging from 1999 through 2009 and interest rates ranging from 7.5% to 10.5%. The Company is required to make principal payments of $419,000 in 1997, $896,000 in 1998, $8,942,000 in 1999, $6,061,000 in 2000, $1,065,000 in 2001, and $3,437,000 in
2002.

In addition, the Company had floating rate mortgages outstanding as of June
30, 1997 totalling $12,900,000. These mortgages have maturity dates ranging from 2003 through 2004 and have interest rates ranging from 7.50% to 9.0%. The Company is required to make principal payments of $172,000 in 1997, $394,000 in 1998, $410,000 in 1999, $427,000 in 2000, $445,000 in 2001, and $466,000 in
2002.

In February 1997, the Company obtained a secured first mortgage loan facility of up to $50 million from Salomon Brothers Realty Corp. (the "Salomon Facility"). Amounts borrowed under the line bear interest at the one-month London Interbank Offering Rate ("LIBOR") plus 175 basis points, which was 7.44%
at June 30, 1997.   There  was $14,000,000 outstanding under this facility  as of June 30, 1997, with $7,000,000 available for future borrowings. The facility is secured by 14 properties and is due in February 1999. The Company has an option to extend the facility for an additional year. The proceeds of the Salomon Facility will be used by the Company for funding property acquisitions, general corporate purposes and capital needs. As a condition of the Salomon facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves.
The balance in the Repair Reserve Account was $388,000 as of June 30, 1997.

In November 1996, the Company obtained a $3.0 million secured line of credit from Bank Leumi Trust Company of New York. Amounts borrowed under the line will bear interest at 50 basis points above that bank's reference rate, which was 9.0% as of June 30, 1997. The outstanding borrowings under this facility totalled $1,000,000 as of June 30, 1997.

In 1995 the Company obtained a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at the bank's prime rate, which was 8.50% at June 30, 1997. The facility was extended through December 31, 1997, and there were no borrowings outstanding under this facility as of June 30, 1997.

Effective January 1, 1996, The National Association of Real Estate
Investment Trusts (NAREIT) revised the definition of funds from operations to income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Also, funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations for common shareholders increased $260,000 or 6% from $4,585,000 for the second quarter of 1996 to $4,845,000 for the second quarter of 1997, and increased $498,000 or 5% from $9,070,000 for the first six months of 1996 to $9,568,000 for the first six months of 1997.

The Company has several tenants which are operating under Chapter 11 of the United States Bankruptcy Code. Among these tenants are Bradlee's (three stores representing approximately $2.2 million or 3.6% of the Company's annual revenues) and Caldor (three stores representing approximately $2.5 million or 4.1% of the Company's annual revenues). To date Bradlee's and Caldor continue to pay current rent and operate their stores located in the Company's centers and have not taken any action to reject these leases. Effective November 1, 1996, the Company entered into an agreement to reduce common area maintenance and real estate tax reimbursements at one of the Caldor locations for a five year period. Rickel's disaffirmed the lease for the store located at the Hillcrest Mall in Phillipsburg, NJ on November 30, 1996. The rental for this store amounted to approximately $300,000 per year including reimbursements for operating expenses. Rickel's has affirmed the lease for The Mall at Cross County. The rental for this store amounts to approximately $1.1 million per year including reimbursements for operating expenses. Effective February 29, 1996, Jamesway disaffirmed its leases at the two locations in which they had operated.
 The Jamesway stores were approximately 60,000 and 76,000 square feet, respectively, and the average rent paid by Jamesway for these locations was approximately $2.60 per square foot, which represented less than 1% of revenues in 1996. The Company has leased the approximately 60,000 square foot store to Ames Department store, which is also leasing an additional 4,000 square feet at that location. Other tenants in the Company's portfolio that continue to pay current rent and operate their stores under Chapter 11 are individually less than 1% of annual revenues but in the aggregate are approximately 1.4% of the Company's annual revenues. The Company believes that it is adequately reserved for these tenants.

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

During the six months ended June 30, 1997, the Company invested approximately $3,669,000 in the expansion and improvement of existing shopping center properties, exclusive of the acquisition of the sixteen properties. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or offer additional equity securities.

Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

Results of Operations

Net income (loss) for common shareholders increased $10,957,000 from ($9,072,000) or ($0.88) per common share in the second quarter of 1996 to $1,885,000 or $0.18 per common share in the second quarter of 1997. Excluding the extraordinary loss on refinancing in 1996, the net income for common shareholders decreased $95,000 or 5% from $1,980,000, or $0.19 per common share, in the second quarter of 1996 to $1,885,000, or $0.18 per common share, in the second quarter of 1997. Net income (loss) for common shareholders increased $11,102,000 from ($7,216,000), or ($0.70) per common share, for the first six months of 1996 to $3,886,000, or $0.38 per common share, for the corresponding period in 1997. Excluding the extraordinary loss on refinancing, the net income for common shareholders increased $50,000 or 1% from $3,836,000, or $0.37 per common share, for the first six months of 1996 to $3,886,000, or $0.38 per common share, for the corresponding period in 1997. This increase was due to a
combination of factors as described in further detail below.   The Company also
recognized a loss of $63,000 on the sale of real estate in the first quarter of 1996 in connection with the sale of a 3.4 acre parcel of land located in Philadelphia, Pennsylvania.

Minimum rent increased $1,723,000 or 17% from $10,391,000 in the second quarter of 1996 to $12,114,000 in the second quarter of 1997 and increased $2,075,000 or 10% from $20,968,000 for the first six months of 1996 to $23,043,000 for the corresponding period in 1997. The increase was primarily due to the additional rents from the sixteen centers acquired in February 1997 of approximately $2,400,000, which was offset by a net decrease in the minimum rents of approximately $325,000 from the other thirty-eight shopping centers. The decrease was due to the lower occupancy rate at those centers.

Expense reimbursements increased $45,000 or 2% from $2,713,000 in the second quarter of 1996 to $2,758,000 in the second quarter of 1997 and decreased $768,000 or 12% from $6,223,000 for the first six months of 1996 to $5,455,000 for the corresponding period in 1997. The decrease was primarily due to the common area maintenance expenses which were significantly lower in 1997 due to the severe winter weather in the Northeast portion of the United States in 1996.

Interest income decreased $154,000 or 71% from $216,000 in the second quarter of 1996 to $62,000 in the second quarter of 1997 and decreased $325,000 or 74% from $441,000 for the first six months of 1996 to $116,000 for the corresponding period in 1997. The decrease was primarily due to the sale of the Series A-2 Commercial Mortgage Modified Pass - Through Interest Only Certificates (the "Series A-2 Certificates"). The Series A-2 Certificates provided for payment of interest only at 65 basis points calculated on a notional amount of $100,000,000. The Series A-2 Certificates were sold in connection with the debt refinancing in June 1996.

Interest expense increased $538,000 or 13% from $4,230,000 in the second quarter of 1996 to $4,768,000 in the second quarter of 1997 and $743,000 or 9% from $8,511,000 for the first six months of 1996 to $9,254,000 for the corresponding period in 1997. The increase is primarily due to the interest expense incurred in connection with the additional sixteen centers acquired in February 1997. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $61,000 and $224,000 for the second quarter of 1996 and 1997, respectively, and $122,000 and $331,000 for the first six months of 1996 and 1997, respectively.

Depreciation and amortization increased $289,000 or 10% from $2,842,000 in the second quarter of 1996 to $3,131,000 in the second quarter of 1997 and increased $276,000 or 5% from $5,714,000 for the first six months of 1996 to $5,990,000 for the corresponding period in 1997. While depreciation expense on buildings and improvements increased approximately $498,000 in the first six months of 1997 versus the first six months of 1996 due to the sixteen additional centers acquired in February 1997 as well as two full quarters of depreciation taken on improvements made prior to 1997, amortization of deferred financing costs decreased approximately $235,000 in the first six months of 1997 versus 1996. This decrease was due to the change in deferred financing fees associated with the Company's debt refinancing in June 1996.

Real estate taxes increased $113,000 or 7% from $1,514,000 in the second quarter of 1996 to $1,627,000 in the second quarter of 1997, and increased $264,000 or 9% from $2,959,000 for the first six months of 1996 to $3,223,000 for the corresponding period in 1997. The increase was primarily due to the increase in expense from the additional sixteen centers acquired in 1997, as well as the effect of a real estate tax refund of approximately $40,000 recorded in the first quarter of 1996. The increase was offset by the capitalization of real estate taxes on projects under construction and land under development in the amount of $32,000 and $53,000 for the second quarter of 1996 and 1997, respectively, and $64,000 and $77,000 for the first six months of 1996 and 1997, respectively.

Operations and maintenance expenses increased $73,000 or 4% from $1,995,000 in the second quarter of 1996 to $2,068,000 in the second quarter of 1997 and decreased $1,145,000 or 22% from $5,184,000 for the first six months of 1996 to $4,039,000 for the corresponding period in 1997. The decrease was primarily due to the unusually high snow removal costs incurred as a result of the severe winter experienced in the first quarter of 1996 in the Northeast portion of the United States (approximately $1 million).

General and administrative expenses decreased $3,000 or less than 1% from $824,000 in the second quarter of 1996 to $821,000 in the second quarter of 1997 and decreased $101,000 or 7% from $1,523,000 for the first six months of 1996 to $1,422,000 for the corresponding period in 1997. The decrease is primarily due to capitalization of certain direct labor costs in 1997 related to identifiable projects such as the merger of the Company with UPI and certain leasing projects.

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

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on June 4, 1997. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14 under the Securities Exchange Act of 1934. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected. There were no broker non-votes in connection with such proprosal.

Votes of 8,969,855 shares were cast for the election of Peter D. Linneman as a Trustee; votes of 49,717 shares were withheld.

Votes of 8,966,352 shares were cast for the election of E. Donald Shapiro as a Trustee; votes of 53,220 shares were withheld.

In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of the Company's independent public accountants as set forth in the proxy statement and such appointment was ratified. There were no broker non-votes in connection with such proposal.

Votes of 8,956,496 shares were cast for the ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants; votes of 30,735 shares were against; and votes of 32,340 shares abstained.

In connection with Proposal 3, there was no solicitation in opposition of the amendment to the Company's Declaration of Trust relating to the voting requirements of the Series B Preferred Shares as set forth in the proxy statement and such amendment was approved. There were 3,847,243 broker non-votes in connection with such proposal.

Votes of 4,932,083 shares were cast for the amendment to the Declaration of Trust; votes of 111,959 shares were against; and votes of 125,782 shares abstained.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

3.1 Amendment of Amended and Restated Declaration of Trust.  Incorporated by
reference to Kranzco Realty Trust's     Registration Statement  No. 333-32597 on
Form S-3, filed with the Securities and Exchange Commission on August 1, 1997.

10.1 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Norman M. Kranzdorf.

10.2 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Robert H. Dennis.

10.3 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Edmund Barrett.

10.4 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Bengt Danielsson.

10.5 Severance Benefits Agreement dated as of March 27, 1997 by and between Kranzco Realty Trust and Michael Warrington.

10.6 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Michael Kranzdorf.

10.7 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Peter J. Linneman.

10.8 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and James B. Selonick.

10.9 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and E. Donald Shapiro.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            KRANZCO REALTY TRUST



Date:    August 5, 1997                    /S/ Norman M. Kranzdorf


                            Chief Executive  Officer and President



Date:    August 5, 1997                    /S/Robert H. Dennis


                            Chief Financial Officer and Treasurer