Form 10-K
period 1997-12-31
KRANZCO REALTY TRUST
filed 1998-03-19
CIK 889427

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the fiscal year ended December 31, 1997 OR

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

9.75% SERIES B-1 CUMULATIVE CONVERTIBLE PREFERRED
SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE
(Title of Class)

NEW YORK STOCK EXCHANGE
(Name of exchange on which registered)

9.50% SERIES D CUMULATIVE CONVERTIBLE PREFERRED
SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE
(Title of Class)

NEW YORK STOCK EXCHANGE
(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $194 million based on the closing price on the New York Stock Exchange for such stock on March 17, 1998.

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 10,427,212 as of March 17, 1998.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 1998 Kranzco Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on
June 3, 1998 are incorporated by reference into Part III.

TABLE OF CONTENTS

                                                                    Form 10-K
 Item No.                                                          Report Page

PART I

1.Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
2.Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .7
3.Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . 9
4.Submission of Matters to a Vote of Security Holders . . . . . . . . . 9

PART II

5.Market for the Registrant's Common Equity and Related
  Shareholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . .9
6.Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . .11
7.Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . . . . .12
8.Financial Statements and Supplementary Data . . . . . . . . . . . . .16
9.Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosures . . . . . . . . . . . . . . . . 16

PART III

10.Director and Executive Officers of the Registrant . . . . . . . . . 17
11.Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . 17
12.Security Ownership of Certain Beneficial Owners and
   Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
13.Certain Relationships and Related Transactions . . . . . . . . . . .17

PART IV

14.Exhibits, Financial Statements, Schedules and Reports on Form 8-K ,
   Property Table  . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART  I

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, distributions and acquisitions (including the amount and nature thereof), the use of proceeds of offerings, expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of
which might not even be anticipated.    Prospective investors are cautioned
that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those anticipated in the forward-looking statements. Risks and other factors that might cause such differences, some of which could be material, include, but are not limited to: the burden of the Company's substantial debt obligations; the necessity of future financings to repay the "balloon" payments required at the maturity of certain of the Company's debt obligations; the highly competitive nature of the real estate leasing market; adverse changes in the real estate markets including, among other things, competition with other companies; general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants and lease rents; financial condition and bankruptcy of tenants, including disaffirmance of leases by bankrupt tenants; the availability and terms of debt and equity financing; risks of real estate acquisition, expansion and renovation; governmental actions and initiatives; environmental/safety requirements; and other changes and factors referenced herein under Item 1. Business and from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.

ITEM 1. BUSINESS

(a) General Description of Business

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

(b) Developments During the 1997 Fiscal Year

In February 1997, the Company completed the acquisition, through a merger, of Union Property Investors, Inc. ("UPI"). UPI owned sixteen properties located in eleven states that had a total of approximately 1.3 million square feet of gross leasable area and were approximately 99% leased. The total purchase price of approximately $65 million was paid by the assumption of approximately $30.2 million of existing debt, the issuance of approximately $29.6 million of convertible preferred stock, the issuance of approximately $3.6 million of redeemable preferred stock and approximately $1.6 million in cash.

In July 1997, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to offer $100,000,000 of debt securities, preferred shares, common shares, warrants and rights, separately or together, at various times, in amounts, at prices and on terms to be set forth at a later date. In connection therewith, the Company in December 1997 issued 1,800,000 shares of its 9 1/2% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest. The net proceeds were used for the acquisition of shopping centers located in the Atlanta, Georgia area (the "Georgia Properties"), the repayment of certain outstanding indebtedness, and for general corporate purposes. As a result of the offering, the Company currently has approximately $55,000,000 available under the shelf for future issuances.

In December 1997, the Company completed the acquisition of four of the five Georgia Properties. The fifth center was under contract at December 31, 1997 and is expected to close in April 1998. The Georgia Properties have a total of approximately 650,000 square feet of gross leasable area and were 98% leased at the time of acquisition. The total purchase price of the four properties acquired in December of approximately $39.8 million was paid by the assumption of approximately $21.8 million of existing debt, the issuance of approximately $1.3 million of common stock and approximately $16.7 million in cash. The acquisition further strengthened the Company's presence in the Atlanta, Georgia market.

During 1997, three of the Company's anchor tenants, Bradlees, Caldor and Rickels, were in bankruptcy under Chapter 11 of the bankruptcy code. In general, in a Chapter 11 proceeding, the tenant is required to pay the full rental to the landlord for the store on a current basis unless the lease is disaffirmed.

The Bradlees stores are located in Bethlehem, Pennsylvania, Whitehall, Pennsylvania and Groton, Connecticut and are approximately 85,899, 85,120 and 85,120 square feet, respectively. Stop & Shop Companies, Inc. is primarily liable under all three leases. The Company believes that these three leases are at or below market rental rates and, therefore, the Company would not have significant difficulty in leasing these stores if the leases were rejected. The average annual rent paid by Bradlees for these locations is approximately $6.50 per square foot. Bradlees has informed the Company that it intends to close its stores in Groton, Connecticut and Whitehall, Pennsylvania and to seek potential assignees for the stores. In the event that Bradlees is unable to obtain assignees for these stores on terms that are beneficial to Bradlees, they have informed the Company that they intend to disaffirm the leases. In the event that Bradlees disaffirms these leases, The Stop & Shop Companies, Inc. shall remain primarily liable for all payments and other obligations set forth in the leases.

The Caldor stores are located in Towson, Maryland, Bristol, Pennsylvania and Hamilton Township, New Jersey and are approximately 94,600, 113,160 and 119,935 square feet, respectively. The Towson lease is guaranteed by The May Company. Effective November 1, 1996, the Company entered into an agreement to reduce the common area maintenance and real estate tax reimbursements at one of the Caldor locations by approximately $230,000 for each year in a five year period. The Company believes that these three leases are at or below market rental rates and, therefore, the Company would not have significant difficulty in leasing these stores if the leases were rejected. The average annual rent paid by Caldor for these locations is approximately $6.15 per square foot.

The Rickels stores were located in Phillipsburg, New Jersey and Yonkers, New York. Both were approximately 50,000 square feet. Rickels disaffirmed the lease for the store located at Phillipsburg in November 1996. The rental for this store amounted to approximately $300,000 per year including reimbursements for operating expenses. The Company is actively pursuing a replacement tenant for the vacant Phillipsburg location. Rickels affirmed the lease at the Yonkers location. Rental for this store is approximately $1.1 million per year including reimbursements for operating expenses.

Effective February 29, 1996, Jamesway, a tenant in bankruptcy, disaffirmed their leases at the two locations in which they had operated. The Jamesway stores were located in Phoenixville, Pennsylvania and Bradford, Pennsylvania and were approximately 60,138 and 76,000 square feet, respectively. The Company has leased both of the locations to Ames Department Stores. The lease for the Phoenixville location commenced in April 1997 and the projected commencement date of the Bradford lease is April 1998.

Best Products, a tenant in bankruptcy at one of the Company's centers, discontinued operations of all of its stores and closed the store in the Company's portfolio in February 1997. In May 1997, the Company purchased the lease from Best Products for approximately $650,000. The Company currently has a signed lease with Filene's Basement, Inc. for a portion of the space previously occupied by Best Products. The Company has several prospective tenants for the additional space and expects to have leases signed during the second quarter of 1998.

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

(d) Narrative Description of Business

General

At March 17, 1998, the Company owned and operated 59 neighborhood and community shopping centers and free-standing properties (the "Properties") aggregating approximately 7.6 million square feet of GLA located in Arizona, Connecticut, Georgia, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina and Virginia.

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

Operating Strategies

The Company's primary business objective is to achieve growth in its funds from operations by enhancing the operating performance of the Properties and, through selective acquisitions, the value of its protfolio. The Company's operating strategies are to: (i) focus on the neighborhood and community shopping center business; (ii) actively manage its properties for long-term growth in funds from operations and capital appreciation; (iii) increase portfolio occupancy by capitalizing on management's reputation and long-standing relationships with national and regional tenants and extensive experience in marketing to local tenants, as well as the negotiating leverage inherent in a large portfolio of properties; (iv) maintain, renovate, expand and reconfigure its properties; (v) optimize the tenant mix in each shopping center; (vi) develop or ground lease outparcels or expansion areas existing from time to time at its properties for use as restaurants, banks, auto centers, cinemas or other facilities; and (vii) benefit from economies of scale by spreading overhead expenses over a larger asset base.

Acquisition Strategies/Investment Strategies

The Company intends to make acquisitions in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") applicable to REITs and related regulations with respect to the composition of the Company's portfolio and the derivation of income unless, because of circumstances or changes in the Code (or any related regulation), the trustees (the "Trustees") of the Company determine that it is no longer in the best interests of the Company to qualify as a REIT. The Company's acquisition strategy is to opportunistically acquire properties which need replacement anchor tenants or where the Company's management expertise and reputation can enhance value. That strategy includes acquiring and rehabilitating properties in new markets with strong demographic characteristics in order to reduce the Company's sensitivity to regional economic cycles. The Company does not intend to invest in excess of 15% of its assets in any single property.

The Company will generally acquire 100% fee simple or leasehold interests in real property consistent with the Company's acquisition strategies set forth above. However, the Company may make equity investments through joint ventures with developers, owners or other persons which may provide for, among other terms, (i) a cumulative preference as to cash distributions; (ii) a participation in net cash flows from operations; and (iii) a participation in the appreciation of the value of the underlying real property. The Company contemplates that it would maintain at least equal control over the underlying real property to be operated by any joint venture (including possibly the day-to-day management of the real property) and additional investments in or sale or financing of such underlying real property. The Company may also acquire investments in real property or real estate oriented companies through issuance of debt or equity securities in exchange for investments or by such other methods as the Trustees deem to be in the best interests of the Company.

Financing Strategies   The Company intends to maintain a conservative ratio of
debt to estimated value of the Company's real estate assets (as determined by the Trustees, taking into consideration the tenants in occupancy, gross rental revenues, geographic location and other factors affecting the value of the Company's properties) ("Debt Ratio") of generally not more than 50%. At December 31, 1997, the Company had a Debt Ratio of approximately 49% and a ratio of debt to total market capitalization, based upon the closing price of the Company's stock on the New York Stock Exchange as of December 31, 1997, of approximately 56%. The Company intends to finance acquisitions with the most appropriate sources of capital, as determined by the Trustees, which may include available cash flows from operations, the issuance of equity securities, the sale of investments and, within the debt guidelines described above, bank and other institutional borrowings and the issuance of debt securities. Future borrowings by the Company for acquisitions may be either on a secured or unsecured basis. In this regard, in addition to the $181,700,000 real estate mortage loan (the "Mortgage Loan"), the Company has obtained several credit facilities as described below.

In 1995, the Company obtained a $1.0 million unsecured credit facility from Corestates Bank, N.A. (the "Corestates Facility"). Amounts borrowed under the line of credit bear interest at the bank's prime rate. As of December 31, 1997, there were no borrowings outstanding under the Corestates Facility. The facility was extended in 1997 through December 31, 1998.

In November 1996, the Company obtained a $3.0 million secured line of credit facility from Bank Leumi Trust Company of New York (the "Bank Leumi Facility"). Amounts borrowed under the Bank Leumi Facility will bear interest at 50 basis points above that bank's reference rate. Borrowings under the Bank Leumi Facility are secured by a first mortgage lien on the Golfland Shopping Center in Orange, Connecticut. There was outstanding borrowings under this facility of $1 million as of December 31, 1997. The expiration date of the Bank Leumi Facility was extended in 1997 to June 30, 1998.

In February 1997, the Company obtained a secured first mortgage loan facility of up to $50 million from Salomon Brothers Realty Corp.(the "Salomon Facility"). Fourteen of the Company's properties secure the Salomon Facility.
 Amounts borrowed under the Salomon Facility will bear interest at a rate equal to the one month London Interbank Offering Rate ("LIBOR") plus a spread of 175 basis points. The term of the Salomon Facility is for two years, with an option for a one year renewal. As of December 31, 1997, the Company had $14 million of outstanding borrowings under this facility.

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

Competition

All of the Company's properties are located in developed retail and commercial areas. There are generally numerous other neighborhood and community shopping centers within a five-mile radius of each of the properties. In addition, with respect to some of the Company's properties there are one or more regional malls within a 10-mile radius. The amount of rentable space in the area could have a material effect on the Company's ability to rent space and the rents charged. In addition, the Company will be competing with others who may have greater financial resources and experience than the Company and its officers and Trustees for tenants and acquisitions.

Employees

As of December 31, 1997, the Company had approximately 60 full and part-time employees. None of the Company's employees are subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

Business Issues

As the owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including defaults under or nonrenewal of tenant leases, tenant bankruptcies, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, including debt service including "balloon" payments on certain financial obligations, capital expenditures and tenant improvements, environmental matters, financing availability and costs, and changes in real estate and zoning laws. The success of the Company also depends upon certain key personnel, its ability to maintain its qualification as a REIT, compliance with the terms and conditions of its mortgages and the credit facilities and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.

Tax Status

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

ITEM 2. PROPERTIES

Shopping Center Properties

The Company owns and operates 59 neighborhood and community shopping centers and free-standing properties located in Arizona, Connecticut, Georgia, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina and Virginia. The Properties were designed to attract local area customers and are typically anchored by a supermarket, discount department store or drugstore, and are diversified in size, ranging from 387,000 square feet of gross leasable area to a free-standing restaurant of only 4,000 square feet of gross leasable area. Typical tenants are A & P SuperFresh Supermarkets (at 3 Properties), Pathmark Supermarkets (5), The Sports Authority (2), Kmart (7), Caldor (3), Food Lion (3), Goody's (3), Wal-Mart (2), Ames (2), Home Depot
(1), Fashion Bug (14), Marshalls (3), Cato (8), Eckerd Drug (6), Drug Emporium
(3), Radio Shack (12) Toys "R" Us (1) and Kids "R" Us (3). At 31 of the Properties, free-standing restaurants, retail stores or banks, such as McDonalds, Ponderosa, Pizza Hut, First Union National Bank, Auto Zone, Tire America and Somerset Tire Service, are businesses located on Out-Parcels. Three of the Properties are community malls of 287,000 square feet, 262,000 square feet and 174,000 square feet, respectively. One is anchored by Kmart while another is anchored by Kids "R" Us, The Sports Authority, Circuit City and TJ Maxx. The third is anchored by Ames Department Stores. Twenty four of the Properties contain additional land for expansion of existing stores and sixteen of the Properties have Out-Parcels available for development of free-standing buildings for use as restaurants, banks, auto centers, cinemas and other operations.

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

A substantial portion of the income from the Properties consists of rent received under long-term leases. Most of the leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center. Certain of the major tenant leases provide that the landlord is obligated to pay certain of these expenses above or below specific levels. Except for Pathmark Supermarkets, Caldor and Bradlees, which represented approximately 5%, 4% and 4%, respectively, no tenant represented more than 4% of the aggregate minimum rent of the Properties as of December 31, 1997. Minimum rent revenues and operating expense reimbursements accounted for approximately 97% of the total revenues of the Company for the year ended December 31, 1997. A majority of the leases associated with the Properties also provide for the payment of percentage rent calculated as a percentage of a tenant's gross sales above predetermined thresholds. Percentage rent accounted for appoximately 2% of the total revenues of the Company for the year ended December 31, 1997.

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

As of March 1, 1998, the occupancy rate for the Properties was approximately 92%. The property table set forth below gives more specific information with respect to each of the Properties as of March 1, 1998.

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

ARIZONA
Sinclair Paints          Tuscon           1997     Fee               0.77      14,840 100.00% Sinclair Paints (2000/2020)

CONNECTICUT
Golfland                 Orange           1984     Fee               6.20      60,580 100.00% Pathmark (2008/2038) <F1>
Groton Square            Groton           1987     Fee              17.74     191,955  97.06% Bradlees (2007/2027),
                                                                                              Stop & Shop (2007/2027) <F1>
Manchester Kmart Plaza   Manchester       1994     Fee              21.06     183,376  90.46% Kmart (1997/2022),
                                                                                              Stop & Shop (2018/2058),
                                                                                              Pep Boys (2016/2036)
Milford                  Milford          1966     Leasehold         3.00      25,200 100.00% Xpect Discount Drug (1999/2009)
                                                   (2020)
Orange                   Orange           1967     Leasehold         3.43      27,000 100.00% Pergament Express (2004/2004)
                                                   (2006)
Parkway Plaza I          Hamden           1982     Fee               6.55      72,630  82.43% Pathmark (2007/2037)  <F1>
Parkway Plaza II         Hamden           1985     Fee               8.00     131,100  55.90% Kids R Us (2006/2026),
                                                                                              Rickels (2005/2035)  <F1>
Stratford Square         Stratford        1984     Fee              19.58     159,432  96.64% Pathmark (2009/2039)  <F1>,
                                                                                              Marshalls (2000/2010)
GEORGIA
Bainbridge Town Center   Bainbridge       1997     Fee              19.86     143,729  98.89% Kmart (2015/2065),
                                                                                              Food Lion (2010/2030)
Holcomb Bridge           Roswell          1997     Fee              11.27     105,420 100.00% Cub Foods Inc. (2008/2033),
                                                                                              Georgetown Interiors (1998/2003)
Northpark                Macon            1997     Fee              19.04     180,555 100.00% Kroger(2008/2028),
                                                                                              Kmart(2013/2063)
Tower Plaza              Carrollton       1997     Fee              10.20      87,990  95.41% Bruno's (2007/2027)
Village at Mableton      Mableton         1997     Fee              23.30     231,594  96.68% Kmart(2014/2064),
                                                                                              Bruno's (2009/2029),
                                                                                              CVS (2004/2019) <F1>
Park Plaza               Douglasville     1997     Fee               8.30      46,495 100.00% Kroger(not owned by the Company)

KENTUCKY
Harrodsburg Marketplace  Harrodsburg      1997     Fee               7.00      60,048  91.01% Kroger (2007/2027)

MARYLAND
Anneslie                 Baltimore        1993     Fee               9.26     134,543 100.00% Caldor (2011/2041)
Campus Village           College Park     1995     Fee               1.89      25,434  86.93% None
Coral Hills              Coral Hills      1995     Fee               7.00      86,050  90.12% Shoppers Food Warehouse (2004/2029)
Fox Run                  Prince Frederick 1994     Fee              40.87     293,492 100.00% Kmart (2016/2066),
                                                                                              Giant Foods (2021/2051),
                                                                                              Peebles (2012/2032),
                                                                                              Raley's Home Furnishings (2004/2014)
Hillcrest Plaza          Frederick        1995     Fee              12.00     109,071  88.24% Shoppers Food Warehouse (1999/2024)

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

MINNESOTA
Baker's Square           Minnetonka       1997     Fee               1.30       3,881 100.00% Baker's Square (2001/2021)
Baker's Square           Roseville        1997     Fee               1.30       5,067 100.00% Baker's Square (2001/2021)

MISSISSIPPI
Brookway Village         Brookhaven       1997     Fee               6.00      47,587 100.00% Delchamps (2008/2028) <F1>
Towne Square             Columbus         1997     Fee               9.77     116,153  81.51% Goody's (1998/2008),
                                                                                              Jitney Jungle (2003/2003),
                                                                                              Gold's Gym (2000/2010)
NEW JERSEY
Collegetown              Glassboro        1989     Fee              23.00     250,223  91.42% Kmart (2001/2021),
                                                                                              Acme (1999/2044)
Hillcrest Mall           Phillipsburg     1985     Fee              18.00     220,985  53.23% Superfresh (1998/2008),
                                                                                              Staples (2010/2025),
                                                                                              R&S Strauss (2010/2025)
Suburban Plaza           Hamilton         1994     Fee              23.15     239,723 100.00% Caldor (2013/2033),
                                                                                              Shop Rite (2002/2020)
NEW YORK
A & P Mamaroneck         Mamaroneck       1976     Fee               2.17      24,978 100.00% A & P (2006/2016)
Cross County Square      Yonkers          1986     Fee              10.07     262,218  93.02% Rickel Home Centers (2012/2032),
                                                                                              Kids R Us (2008/2018),
                                                                                              The Sports Authority (2010/2025),
                                                                                              T.J. Maxx (2004/2014),
                                                                                              Circuit City (2018/2038) <F1>
High Ridge               Yonkers          1977     Fee               8.90      88,501  98.39% Pathmark (2003/2027)
North Ridge              New Rochelle     1971     Fee               2.80      42,198  96.49% Harmon Cosmetics (2007/2017),
                                                                                              NRHMC (2011/2016)
Port Washington          Port Washington  1968     Leasehold         1.00      19,600 100.00% North Shore Farms (1998/2033)
                                                   (2067)
Village Square           Larchmont        1981     Fee               0.93      17,126  94.39% Trader Joe's (2008/2023)
NORTH CAROLINA
Cary Plaza               Cary             1997     Fee               8.32      60,702  95.39% Food Lion (2010/2030),
                                                                                              Revco Drugs (2001/2026)
Magnolia Plaza           Morganton        1997     Fee              17.14     104,026 100.00% Ingles Supermarket (2007/2062),
                                                                                              Goody's (1999/2004)
PENNSYLVANIA
69th Street Plaza        Upper Darby      1994     Fee               2.96      42,500 100.00% Drug Emporium (2000/2000)
Barn Plaza               Doylestown       1987     Fee              35.00     157,013 100.00% Acme (2007/2037),
                                                                                              Marshalls (2004/2019),
                                                                                              Family Toy Warehouse (2004/2014)
Bensalem Square          Bensalem         1983     Fee              16.38      72,683 100.00% Pathmark (2009/2039)
Bethlehem Square         Bethlehem        1987     Fee              48.00     386,820 100.00% Bradlees (2007/2025),
                                                                                              TJ Maxx (2006/2021),
                                                                                              Shop Rite (2010/2030),
                                                                                              Toy Works (2000/2015),
                                                                                              Home Depot (2010/2040)
Bradford Mall            Bradford         1990     Fee <F2>         30.00     287,389  99.73% Kmart (2004/2049)
                                                                                              Consolidated Stores (2002/2012),
                                                                                              Ames (2008/2027)
Bristol Commerce Park    Bristol          1992     Fee              50.00     273,133  99.36% Superfresh (2008/2038),
                                                                                              Caldor (2013/2033)
Franklin Center          Chambersburg     1997     Fee              25.02     174,892  93.77% Food Lion (2010/2030),
                                                                                              Big Lots (1998/2008)
                                                                                              Lowe's (2010/2018)
MacArthur Road           Whitehall        1993     Fee               4.74      51,100 100.00% Oak Works (2007/2017),
                                                                                              Frank's Nursery (2002/2032)
Park Hills Plaza         Altoona          1985     Fee              24.00     279,856 100.00% Weis Market (2022/2037),
                                                                                              Dunham's Sporting Goods (2004/2014),
                                                                                              Carmlike Cinemas (2006/2016),
                                                                                              Toys R Us (2015/2035),
                                                                                              Staples (2010/2020),
                                                                                              Superpetz (2005/2015)
Pilgrim Gardens          Drexel Hill      1986     Fee               5.00      83,268  98.56% Loehmann's (2003/2013),
                                                                                              QVC Network, Inc. (1999/1999)
Street Road              Bensalem         1993     Fee              10.35      68,031  92.57% Drug Emporium (2002/2008),
                                                                                              Frank's Nursery (2007/2022)
Valley Fair <F3>         Tredyffrin       1993     Fee              11.14     113,000  73.45% Staples (1998/2008)
                                                                                              Filene's Basement (2008/2018) <F1>
Valley Forge Mall        Phoenixville     1985     Fee              18.00     173,562  63.96% Eckard Drug (2000/2010),
                                                                                              Ames (2017/2025)
Whitehall Square         Whitehall        1986     Fee              30.44     298,023  99.63% Bradlees (2006/2024),
                                                                                              Phar Mor (2001/2016),
                                                                                              Today's Man (2002/2007),
                                                                                              The Sports Authority (2006/2036),
                                                                                              Kids R Us (2007/2027) <F1>
RHODE ISLAND
Wampanoag Plaza          East Providence  1989     Fee              18.00     226,706  74.53% Rx Drug (2001/2016),
                                                                                              Cherry&Webb (2000/2005),
                                                                                              Marshalls (2001/2001),
                                                                                              Savers/TVI, Inc. (2010/2025)  <F1>
SOUTH CAROLINA
East Main Centre         Spartanburg      1997     Fee              23.06     171,595 100.00% Wal Mart (2009/2039),
                                                                                              Goody's (1999/2009)
Park Centre              Columbia         1997     Fee              20.64     190,705 100.00% Wal Mart (2009/2039),
                                                                                              Harris Teeter (2012/2015)
VIRGINIA
Culpeper Town Mall       Culpeper         1995     Fee              27.48     131,087  69.22% Central Tractor (2000/2010),
                                                                                              Schewel Furniture (2001/2006)
Marumsco-Jefferson Plz.  Woodbridge       1995     Fee              36.00     333,000  75.37% Giant Food Store (2004/2024),
                                                                                              Peebles (1999/2004)
                                                                                              CVS (2002/2002),
                                                                                              Odd Lots (2002/2012)
Newbridge Square         Richmond         1997     Fee               6.29      55,000 100.00% USA Auctions, Inc (1998/1998)
                                                                   ------   ---------
                                                   Total           855.45   7,657,190  92.07%
                                                                   ======   =========

<F1>
Includes space for which rent is being paid but which is not presently occupied.
<F2>
84,692 square feet gross leasable area is subject to a ground lease which expires in 2004.
<F3>
Formerly Best Plaza


Corporate Headquarters

The Company leases from Norman M. Kranzdorf and his wife a three-story building containing approximately 20,000 square feet located at 128 Fayette Street, Conshohocken, Pennsylvania 19428, which serves as the Company's headquarters. This lease expires on January 15, 1999 and provides that the Company will pay a rental of $153,720 per annum. The lease also requires the Company to pay for all real estate taxes, utilities, repairs and other costs and expenses in connection with the use and occupancy of the building.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

(a) Market Information

The Shares have been listed on the New York Stock Exchange ("NYSE") since November 19, 1992 under the symbol "KRT." On March 17, 1998, the last reported sale price of the Shares on the NYSE was $19.125. The following table shows the high and low closing price for the Shares for the fiscal periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Common Share paid by the Company with respect to each such period.


  1997            High      Low    Distributions
First Quarter    $17.63    $15.38    $.48
Second Quarter   $17.38    $15.75    $.48
Third Quarter    $19.75    $16.88    $.48
Fourth Quarter   $20.00    $18.50    $.48

  1996            High      Low    Distributions
First Quarter    $16.25    $14.75    $.48
Second Quarter   $16.00    $14.13    $.48
Third Quarter    $16.13    $14.13    $.48
Fourth Quarter   $17.13    $14.88    $.48


(b) Holders

The approximate number of holders of record of the Shares was 902 as of March 17, 1998.

(c) Recent Sales of Unregistered Securities

On April 1, 1997, July 1, 1997, October 1, 1997 and January 1, 1998, 252, 235,
213 and 261 Shares (the "Trustee Shares"), respectively, were issued to each of Peter Linneman, James Selonick and Donald Shapiro, non-employee trustees of the Company. The estate of Irvin Maizlisch, a non-employee trustee who passed away in the first quarter of 1997, received 126 Trustee Shares on April 1, 1997. Mr. Bernard Korman filled the vacancy left on the Board of Trustees and received 176, 213 and 261 Trustee Shares on July 1, 1997, October 1, 1997 and January 1, 1998, respectively, The Trustee Shares were issued to such individuals in lieu of (i) their annual trustee fee of $12,000, and (ii) a fee of $1,000 for each regular Board meeting attended. The Trustee Shares were valued based on the closing price of the Shares on the New York Stock Exchange on the last business day of the fiscal quarter preceding the date of grant.
No underwriter was used in connection with the issuance of the Trustee Shares.
 For the fiscal year 1997, the non-employee trustees received an aggregate of 3,533 Shares having an aggregate value of $63,000 at the date of grant.

On July 1, 1997, the Company issued 7,711 restricted Shares (the "Employee Shares") to certain employees. The Employee Shares were valued based on a per share price of $16.25 and were issued as bonuses for performance. The Employee Shares vest over a period of two years from the date of issuance, although employees are immediately entitled to the respective dividends from the date of grant. No underwriter was used in connection with the issuance of the Employee Shares.

On December 19, 1997, the Company issued 67,369 Shares (the "GP Development Shares") in connection with the purchase of four of the five Georgia Properties. The GP Development Shares were valued at approximately $1.3 million and were issued to the seller of the properties. No underwriter was used in connection with the issuance of these shares.

The issuance of the Trustee Shares, the Employee Shares and the GP Development Shares were exempt from registration under the Securities Act of 1993, as amended (the "Act"), as transactions by an issuer not involving any public offering in accordance with Section 4(2) of the Act.

d) Distributions

The Company declared distributions to common shareholders aggregating $1.92 per Share during the fiscal year ended December 31, 1997. Of these distributions, it was determined that $0.85 per share is a return of capital and $1.07 per share is ordinary income.

The Company has paid regular quarterly cash distributions on the Shares since it commenced operations as a REIT in November 1992.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth on a historical basis Selected Financial Data for the Company. This information should be read in conjunction with the financial statements of the Company (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations. The historical Selected Financial Data for Kranzco Realty Trust has been derived from the audited financial statements.

                                               KRANZCO REALTY TRUST
                                               --------------------
                                              Year Ended December 31--

                                      1997        1996         1995       1994        1993
                                      ----        ----         ----       ----        ----
                                         (In thousands except share and per share data)
OPERATING DATA:
Revenue
Minimum rent                       $47,579     $41,665      $40,259    $33,166     $27,688
Percentage rent                      1,163       1,042        1,044      1,000         695
Expense reimbursements              11,165      11,732       10,988      9,455       7,759
Interest income                        278         624          902        985         948
Other income                           127         117          277        434       2,619
                                   -------     -------      -------    -------      ------
Total Revenue                       60,312      55,180       53,470     45,040      39,709

Operating expenses, exclusive
 of interest, depreciation and
 amortization                       17,807      18,445       16,482     15,638      13,252
Interest expense                    18,887      17,069       16,208     10,469       8,877
Depreciation and amortization       12,534      11,194       10,903      9,066       7,636
                                   -------     -------      -------    -------      ------
Income before
 extraordinary items                11,084       8,472        9,877      9,867       9,944

Extraordinary loss on early
 extinguishment of debt/debt
 refinancing                           467      11,052            0          0           0
                                   -------     -------      -------    -------      ------
 Net income (loss)                  10,617      (2,580)       9,877      9,867       9,944
Preferred share distributions        3,565         695          485          0           0
Net income (loss) for common
 shareholders                       $7,052     ($3,275)      $9,392     $9,867      $9,944
                                   -------     -------      -------    -------      ------
Basic earnings (loss) per
  common share                       $0.68      ($0.32)       $0.91      $0.96       $1.16
Diluted earnings (loss) per
  common share                       $0.68      ($0.32)       $0.91      $0.95       $1.14
                                   -------     -------      -------    -------      ------
Weighted average number of
Common Shares outstanding       10,341,958  10,327,795   10,319,464 10,315,497   8,590,850

BALANCE SHEET DATA:
Real estate, before
 accumulated depreciation         $484,741    $370,491     $368,073   $318,870    $258,166

Total assets                      $466,220    $359,157     $372,983   $331,779    $298,813
Total mortgages and
    notes payable                 $255,124    $212,590     $204,247   $160,771    $118,566

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997 the Company had $11,423,000 of cash on hand. In addition to its cash reserve, unused capacity under credit facilities totaled $13,000,000 at year end.

As of December 31, 1997 the Company had total mortgages and notes payable of $255,124,000 of which $232,792,000 bear interest at fixed rates ranging from 7.50% to 10.5%. The weighted average interest rate of all of the Company's mortgages and notes payable as of December 31, 1997 was 8.13%. As of December 31, 1997, the Company is required to make aggregate principal payments on all of its outstanding indebtedness of $2,114,000 in 1998, $21,637,000 in 1999, $7,440,000 in 2000, $1,231,000 in 2001 and $3,600,000 in 2002.

In June 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The entire principal balance of the Mortgage Loan is due in June 2003. The Mortgage Loan is secured by twenty-seven of the Company's properties (the "Mortgaged Properties"). The Company recognized an extraordinary loss of $11,052,000 in the second quarter of 1996, primarily due to the write-off of unamortized deferred costs as well as premiums paid to repurchase the original REMIC certificates related to the $100 million adjustable rate mortgage loan.

As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account was $204,000 as of December 31, 1997. All funds in the Capital and TI Reserve Account may be used on a current basis to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $182,000 as of December 31, 1997.

As of December 31, 1997, the Company has two floating rate mortgages with principal outstanding of $7,332,000. The interest rate on both of the mortgages is equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. The rates are reset once a year. As of December 31, 1997, the rates of the two mortgages were 7.75% and 7.50%.

In 1996, the Company obtained a $3.0 million secured line of credit from Bank Leumi Trust Company of New York which expires in June 1998. This line is secured by a property in Orange, CT. Amounts borrowed under the line bear interest at 50 basis points above that bank's reference rate, which was 8.50% as of December 31, 1997. There was $1,000,000 of outstanding borrowings under this facility as of December 31, 1997.

In 1995 the Company obtained a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at the bank's prime rate, which was 8.50% at December 31, 1997. The facility was extended through December 31, 1998, and there were no borrowings outstanding under this facility as of December 31, 1997.

In February 1997, the Company obtained a secured first mortgage loan facility of up to $50 million from Salomon Brothers Realty Corp. (the "Salomon Facility"). Fourteen of the Company's properties secure the mortgage loan facility. Amounts borrowed under the Salomon Facility will bear interest at a rate equal to the one-month London Interbank Offering Rate ("LIBOR") plus a spread of 175 basis points, which was 7.44% as of December 31, 1997. There was $14,000,000 of outstanding borrowings under this facility as of December 31, 1997. The term of the Salomon Facility is for two years, with an option for a one year renewal. The proceeds of the Salomon Facility were used by the Company for funding property acquisitions, general corporate purposes and capital needs.

In February 1997, the Company acquired, in a merger, Union Property Investors, Inc. ("UPI") for approximately $65 million. UPI owned sixteen properties located in eleven states that have a total of approximately 1.3 million square feet of gross leasable area. The Company funded this purchase through the assumption of approximately $30.2 million of existing debt and provided the balance of the purchase price through the issuance of approximately $29.6 million of Kranzco Series B-1 and Series B-2 Cumulative Convertible Preferred Shares (together the "Kranzco Series B Preferred Shares"), approximately $3.6 million of Kranzco Series C Redeemable Preferred Shares and approximately $1.6 million of cash. The Kranzco Series B Preferred Shares and the Kranzco Series C Redeemable Preferred Shares have distribution rates of 9.75% and 8.0%, respectively. The Kranzco Series C Redeemable Preferred Shares are required to be redeemed in eight equal quarterly installments which commenced in April 1997.

In December 1997, the Company completed the acquisition of four of the five Georgia Properties. The fifth center was under contract at December 31, 1997 and is expected to close in April 1998. The properties have approximately 650,000 square feet of gross leasable area and were approximately 98% leased on the date of purchase. The Company funded the purchase of the four centers in December through the assumption of approximately $21.8 million of debt, the issuance of approximately $1.3 million of common shares of beneficial interest and approximately $16.7 million in cash.

The acquisitions described above resulted in a 33% increase in the Company's gross leasable square feet and enabled the Company to expand into nine additional states and diversify their geographic presence and tenant base.

The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate (the "new definition"). Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Also, funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations for common shareholders increased $1,115,000 or 6% from $18,313,000 for the year ended December 31, 1996 to $19,428,000 for the year ended December 31, 1997.

The Company has several tenants who are operating under Chapter 11 of the United States Bankruptcy code. Among the tenants are Bradlees (three stores representing approximately $2.2 million or 3.6% of the Company's annual revenues) and Caldor (three stores representing approximately $2.5 million or 4.1% of the Company's annual revenues). Bradlees has informed the Company that it intends to close its stores in Groton, Connecticut and Whitehall, Pennsylvania and to seek potential assignees for the stores. In the event that Bradlees is unable to obtain assignees for these stores on terms that are beneficial to Bradlees, they have informed the Company that they intend to disaffirm the leases. In the event that Bradlees disaffirms these leases, The Stop & Shop Companies, Inc. shall remain primarily liable for all payments and other obligations set forth in the leases. To date Caldor has not taken any action to reject their leases and continues to pay current rent and operate their stores located in the Company's centers. Effective November 1, 1996, the Company entered into an agreement to reduce common area maintenance and real estate tax reimbursements at one of the Caldor locations for a five year period. Rickels disaffirmed the lease for the store located at the Hillcrest Mall in Phillipsburg, NJ on November 30, 1996. The rental for this store amounted to approximately $300,000 per year including reimbursements for operating expenses. Rickels has affirmed the lease for The Mall at Cross County. The rental for this store amounts to approximately $1.1 million per year including reimbursements for operating expenses. Effective February 29, 1996, Jamesway disaffirmed their leases at the two locations in which they had operated. The Jamesway stores were approximately 60,000 and 76,000 square feet, respectively, and the Company has leased both locations to Ames Department Stores. Other tenants in the Company's portfolio that continue to pay current rent and operate their stores under Chapter 11 are individually and in the aggregate less than 1% of the Company's annual revenues. The Company believes that it is adequately reserved for these tenants.

During the year ended December 31, 1997, the Company invested approximately $107,541,000 in the acquisition of new property and $6,709,000 in the expansion and improvement of existing shopping center properties. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or issue additional equity securities.

Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

The Company has established a Year 2000 compliance review process to assess the impact on the Company's business, operations and financial condition. The process encompasses internal information technology systems, property mechanical operation systems and the potential impact from tenants and vendors. Management believes that the Company has no material exposure to the Year 2000 issues at this time.

RESULTS OF OPERATIONS

Year ended December 31, 1997 versus the year ended December 31, 1996

Net income (loss) for common shareholders increased $10,327,000 from a loss of ($3,275,000) or ($0.32) per common share in 1996 to net income of $7,052,000 or $0.68 per common share in 1997. Excluding the extraordinary losses on early extinguishment of debt and debt refinancing, the net income for common shareholders decreased $258,000 or 3% from $7,777,000, or $0.75 per common share in 1996 to $7,519,000, or $0.73 per common share in 1997. This decrease is due to a combination of factors as described below.

Minimum rent increased $5,914,000 or 14% from $41,665,000 for the year ended December 31, 1996 to $47,579,000 for the year ended December 31, 1997. The increase was primarily due to the additional rents from ten months of operations of the sixteen centers acquired by the Company in February 1997(approximately $6,056,000), which was offset by a net decrease in the minimum rents of approximately $142,000 from the other thirty-eight shopping centers, excluding the Georgia Properties.

Expense reimbursements decreased $567,000 or 5% from $11,732,000 for the year ended December 31, 1996 to $11,165,000 for the year ended December 31, 1997. The decrease was primarily due to the common area maintenance expenses which were significantly lower in 1997 due to the severe winter weather in the Northeast portion of the United States in 1996, offset by the additional reimbursements from ten months of operations for the sixteen centers acquired by the Company during February 1997.

Interest income decreased $346,000 or 55% from $624,000 for the year ended December 31, 1996 to $278,000 for the year ended December 31, 1997. The decrease was primarily due to the sale of the Series A-2 Commercial Mortgage Modified Pass - Through Interest Only Certificates (the "Series A-2 Certificates"). The Series A-2 Certificates provided for payment of interest only at 65 basis points calculated on a notional amount of $100,000,000. The Series A-2 Certificates were sold in connection with the debt refinancing in June 1996.

Interest expense increased $1,818,000 or 11% from $17,069,000 for the year ended December 31, 1996 to $18,887,000 for the year ended December 31, 1997. The increase is primarily due to ten months of operations of the sixteen centers acquired by the Company in February 1997 of approximately $2,285,000. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $252,000 and $947,000 during 1996 and 1997, respectively.

Depreciation and amortization increased $1,340,000 or 12% from $11,194,000 for the year ended December 31, 1996 to $12,534,000 for the year ended December 31, 1997. The increase was primarily due to the additional depreciation of approximately $1,191,000 for ten months of operations of the sixteen centers acquired by the Company in February 1997.

Real estate taxes increased $511,000 or 8% from $6,073,000 for the year ended December 31, 1996 to $6,584,000 for the year ended December 31, 1997. The increase was primarily due to the additional real estate taxes of approximately $342,000 for approximately ten months of operations of the sixteen centers acquired by the Company in February 1997. The increase was offset by the capitalization of real estate taxes on projects under construction of $124,000 and $188,000 during the years 1996 and 1997, respectively.

Operations and maintenance expenses decreased $1,127,000 or 12% from $9,473,000 for the year ended December 31, 1996 to $8,346,000 for the year ended December 31, 1997. The decrease was primarily due to the unusually high snow removal costs incurred as a result of the severe winter experienced in the first quarter of 1996 in the Northeast portion of the United States (approximately $1 million).

General and administrative expenses increased $41,000 or 1% from $2,836,000 for the year ended December 31, 1996 to $2,877,000 for the year ended December 31, 1997. The increase is primarily due to additional salaries for new employees in 1997.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is included as a separate section of Item 14 in
Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 3, 1998

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 3, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 3, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 3, 1998.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements

Kranzco Realty Trust
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 1997 and 1996
Consolidated Statements Of Operations for the years ended
 December 31, 1997, 1996 and 1995
Consolidated Statements Of Beneficiaries' Equity for the years ended
 December 31, 1997, 1996 and 1995
Consolidated Statements Of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995
Notes To Consolidated Financial Statements

       (2)    Financial Statement Schedule

Kranzco Realty Trust
Report of Independent Public Accountants
Schedule III - Real Estate and Accumulated Depreciation - December 31, 1997 Notes to Schedule III

       (3)    Exhibits

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

3.2    Bylaws, as amended.   (Incorporated by reference to Exhibit 3.2 of the
Company's Registration Statement No.33-49434.)

3.3 Amendment of Amended and Restated Declaration of Trust, dated December 31, 1995. (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

3.4 Amendment No. 2 of Amended and Restated Declaration of Trust, dated June 4, 1997. (Incorporated by reference to Exhibit 4.1(c) of the Company's Registration Statement on Form S-3 filed July 31, 1997.)

4.1 Specimen certificate for Common Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.33-49434.)

4.2 Articles Supplementary for the Series A Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to the Company's Report on Form 8-K dated May 4, 1995.)

4.3 Articles Supplementary Classifying 11,155 Shares of Beneficial Interest as Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4 No. 333-18249.)

4.4 Articles Supplementary for the Company's Series B-1 Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form 8-A dated February 27, 1997.)

4.5 Articles Supplementary for the Company's Series B-2 Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 No. 333-18249.)

4.6 Articles Supplementary for the Company's Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to
Exhibit 4.3 of the Company's Registration Statement on Form S-4 No.
333-18249.)

4.7 Articles Supplementary for the Company's Series D Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form 8-A filed December 10, 1997.)

4.8 Specimen of the Company Series D Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-A filed December 10, 1997.)

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

10.3 Kranzco Realty Trust 1995 Incentive Plan. (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 No. 33-94294.)

10.4 Loan Agreement dated as of February 26, 1997 with Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.5 Global Promissory Note dated February 26, 1997 in the amount of $50,000,000 executed in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.6 Unlimited Guaranty of Payment dated as of February 26, 1997 issued by Kranzco Realty Trust in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.7 Exemplar Open End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 26, 1997 issued in connection with the Line of Credit. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.8 Trust and Servicing Agreement, dated as of June 18, 1996, among KRT Origination Corp., GE Capital Management Corporation and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.9 Cash Collateral Account, Security, Pledge and Assignment Agreement, dated as of June 18, 1996, among the Borrowers, State Street Bank and Trust Company, as Agent, and KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.10 Cash Collateral Agreement, dated June 18, 1996, among the Borrowers, and State Street Bank and Trust Company, as Agent. (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.11 $123,700,000.00 Class A Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.12 $20,600,000.00 Class B Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.13 $28,900,000.00 Class C Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.14 $8,500,000.00 Class D Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.15 Form of Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., as mortgagee, and filed in Connecticut, Maryland, New Jersey, New York and Pennsylvania with respect to Groton Square in Groton, Connecticut, Manchester Kmart in Manchester, Connecticut, Milford in Milford, Connecticut, Orange in Orange, Connecticut, Fox Run in Prince Frederick, Maryland, Hillcrest Plaza in Frederick, Maryland, Anneslie in Baltimore, Maryland, Suburban Plaza in Hamilton, New Jersey, Collegetown in Glassboro, New Jersey, Hillcrest Mall in Phillipsburg, New Jersey, The Mall at Cross County in Yonkers, New York, Highridge Plaza in Yonkers, New York, North Ridge in New Rochelle, New York, Village Square in Larchmont, New York, A&P Mamaroneck in Mamaroneck, New York, Port Washington in Port Washington, New York, Bethlehem in Bethlehem, Pennsylvania, Whitehall Square in Whitehall, , Pennsylvania, Bristol Commerce Park in Bristol, Pennsylvania, Park Hills Plaza in Altoona, Pennsylvania, Barn Plaza in Doylestown, Pennsylvania, Best Plaza in Tredyffrin, Pennsylvania, Bensalem Square in Bensalem, Pennsylvania, Street Road in Bensalem, Pennsylvania, Pilgrim Gardens in Drexel Hill, Pennsylvania, 69th Street Plaza in Upper Darby, Pennsylvania and MacArthur Road in Whitehall, Pennsylvania (the "Properties"). (Incorporated by reference to
Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.16 Form of Unrecorded Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., and held in escrow with respect to the Properties located in Maryland and in New York. (Incorporated by reference to Exhibit
10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.17 Escrow Agreement made among KRT Origination Corp., the Borrowers and Robinson Silverman Pearce Aronsohn & Berman LLP, as escrow agent, with respect to the unrecorded second mortgages covering the Properties located in New York and Maryland and referred to in Exhibit 10.52 above.

10.18 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Norman M. Kranzdorf. (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.19 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Robert H. Dennis. (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.20 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Edmund Barrett. (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.21 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Bengt Danielsson. (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.22 Severance Benefits Agreement dated as of March 27, 1997 by and between Kranzco Realty Trust and Michael Warrington. (Incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.23 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Michael Kranzdorf. (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.24 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Peter J. Linneman. (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.25 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and James B. Selonick. (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.26 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and E. Donald Shapiro. (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.27 Agreement dated October 30, 1997 between Kranzco Realty Trust and GP Development Corporation. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.28 Agreement and Plan of Merger dated October 30, 1997 between Kranzco Realty Trust, GP Development Corporation, the shareholders of GP Development Corporation and KR Atlanta, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.29 Mortgage Note for $6,700,000.00, dated as of October 5, 1990, from Holcomb Bridge Partners, L.P., a Georgia limited partnership ("Holcomb"), in favor of Allstate Life Insurance Company ("Allstate") (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.30 Modification of Mortgage Note, dated as of October 31, 1995, between Holcomb and Harris Trust and Savings Bank ("Harris Trust") (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.31 Deed to Secure Debt, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing ("Deed to Secure Debt") from Holcomb to Allstate, dated as of October 5, 1990 (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.32 Modification to Deed to Secure Debt between Holcomb and Harris Trust, dated as of October 31, 1995 (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.33 Real Estate Note for $3,725,000.00, dated as of August 6, 1987, from West Stewarts Mill Associates, Ltd., a Georgia limited partnership ("West Stewarts"), in favor of Confederation Life Insurance Company, a mutual insurance company incorporated in Canada ("Confederation"), first amendment thereto dated as of November 27, 1987, second amendment thereto dated as of November 1, 1993, third amendment thereto dated as of November 1, 1993 and fourth amendment thereto dated as of February 21, 1995 (relating to Park Plaza). (Incorparated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.34 Deed to Secure Debt and Security Agreement between West Stewarts and Confederation,dated as of August 6, 1987, first amendment thereto dated as of November 27, 1987 and second amendment thereto dated as of November 1, 1993 (relating to Park Plaza). (Incorporated by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.35 Escrow Agreement, dated as of November 1, 1993, between Confederation and West Stewarts. (Incorporated by reference to Exhibit 2.9 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.36 Promissory Note for $10,670,000.00, dated as of July 31, 1996, from Mableton Village Associates, L.L.C., a Georgia limited liability company ("Mableton Village"), in favor of Lehman Brothers Holdings, Inc. d/b/a Lehman Capital ("Lehman") (relating to The Village at Mableton). (Incorporated by reference to Exhibit 2.10 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.37 Deed to Secure Debt and Security Agreement, dated as of July 31, 1996, between Mableton Village and Lehman (relating to The Village at Mableton). (Incorporated by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K dated November 25, 1997.)

21.1    Subsidiaries of Kranzco Realty Trust.

23.1    Consent of Arthur Andersen LLP.

(4)    Reports on Form 8-K

A Report on Form 8-K dated November 25, 1997 was filed by the Company with the Securities and Exchange Commission on November 25, 1997. The Company reported its intent to purchase five shopping centers in the Atlanta, GA metropolitan area.

A Report on Form 8-K dated December 12, 1997 was filed by the Company with the Securities and Exchange Commission on December 12, 1997. The Company reported the issuance of its Series D Preferred Shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRANZCO REALTY TRUST
(Registrant)

By: /s/ Norman M. Kranzdorf
Norman M. Kranzdorf
Chief Executive Officer

Dated:   March 18, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature    Title    Date

/s/ Norman M. Kranzdorf    President, Chief Executive          March 18, 1998
Norman M. Kranzdorf        Officer and Trustee (Principal
                           Executive Officer)

/s/ Robert H. Dennis       Chief Financial Officer,            March 18, 1998
Robert H. Dennis           Treasurer and Trustee (Principal
                           Financial and Accounting Officer)

/s/ Edmund Barrett         Chief Operating Officer, Executive  March 18, 1998
Edmund Barrett             Vice President and Trustee

/s/ Dr. Peter D. Linneman  Trustee                             March 18, 1998
Dr. Peter D. Linneman

/s/ E. Donald Shapiro      Trustee                             March 18, 1998
E. Donald Shapiro

/s/ James B. Selonick      Trustee                             March 18, 1998
James B. Selonick

/s/ Bernard J. Korman      Trustee                             March 18, 1998
Bernard J. Korman

INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
FINANCIAL STATEMENTS

Kranzco Realty Trust

   *   Report of Independent Public Accountants                        F-1
   *   Consolidated Balance Sheets as of December 31, 1997 and 1996    F-2
   *   Consolidated Statements Of Operations for the years ended
       December 31, 1997, 1996, and 1995                               F-3
   *   Consolidated Statements Of Beneficiaries' Equity for the years
       ended December 31, 1997, 1996, and 1995                         F-4
   *   Consolidated Statements Of Cash Flows for the years ended
       December 31, 1997, 1996, and 1995                               F-5
   *   Notes To Consolidated Financial Statements                      F-6

FINANCIAL STATEMENT SCHEDULES

Kranzco Realty Trust

   *   Report of Independent Public Accountants                        S-1
   *   Schedule III - Real Estate and Accumulated Depreciation -
       December 31, 1997                                               S-2
   *   Notes to Schedule III                                           S-6

<AUDIT-REPORT>

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Trustees of Kranzco Realty Trust:

We have audited the accompanying consolidated balance sheets of Kranzco Realty Trust (a Maryland trust) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, beneficiaries' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranzco Realty Trust and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Arthur Andersen LLP

Philadelphia, Pennsylvania
February 23, 1998

</AUDIT-REPORT>

Kranzco Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                                                        December 31,   December 31,
                                                                                                1997           1996
                                                                                         -----------    -----------

ASSETS:
         Shopping center properties owned, at cost (Notes 1 and 9)
           Buildings and improvements                                                   $369,969,000  $294,293,000
           Land                                                                          114,772,000    76,198,000
                                                                                         -----------     ---------
                                                                                         484,741,000   370,491,000
         Less-accumulated depreciation                                                    46,811,000    35,287,000
                                                                                         -----------   -----------
                                                                                         437,930,000   335,204,000

         Cash and cash equivalents (Note 1 )                                              11,423,000     5,301,000
         Restricted cash (Note 2)                                                            883,000       329,000
         Rents and other receivables, net of allowance of
           $1,152,000 and $1,245,000, December 31,1997 and 1996 (Notes 1, 3 and 4)         9,210,000     9,661,000
         Prepaid expenses                                                                  1,870,000     1,729,000
         Deferred financing costs, net of accumulated amortization of $778,000
           and $203,000, December 31,1997 and 1996 (Notes 1 and 2)                         1,975,000     1,893,000
         Deferred costs, net of accumulated amortization of $1,043,000
           and $888,000, December 31,1997 and 1996 (Note 1)                                2,119,000     1,793,000
         Other assets                                                                        810,000     3,247,000
                                                                                         -----------   -----------
                  Total assets                                                          $466,220,000  $359,157,000
                                                                                        ============  ============


LIABILITIES:
         Mortgages and notes payable (Notes 2 and 5)                                     255,124,000   212,590,000
         Tenant security deposits                                                          1,318,000     1,136,000
         Accounts payable and accrued expenses                                             2,831,000     2,785,000
         Other liabilities                                                                   597,000       527,000
         Distributions payable (Note 10)                                                   6,010,000     5,106,000
                                                                                         -----------   -----------
                  Total liabilities                                                      265,880,000   222,144,000

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

REDEEMABLE PREFERRED SHARES, SERIES C, $0.01 PAR VALUE; 222,750 SHARES,
   DECEMBER 31, 1997, NONE AT DECEMBER 31, 1996 (Notes 5 and 10)                           2,228,000             0

BENEFICIARIES' EQUITY (Notes 5, 6 and 10):
         Preferred shares of beneficial interest, Series A-1,
           $0.01 par value; 11,155 shares,
           December 31, 1997  and 1996                                                         1,000         1,000
         Preferred shares of beneficial interest, Series B-1 and B-2,
           $0.01 par value; 1,183,331 shares,
           December 31, 1997, none at December 31, 1996                                       12,000             0
         Preferred shares of beneficial interest, Series D,
           $0.01 par value; 1,800,000 shares,
           December 31, 1997, none at December 31, 1996                                       18,000             0
         Common shares of beneficial interest, $0.01 par value;
           authorized  100,000,000 shares; issued and
           outstanding, 10,415,427 and 10,332,784 as of December 31,
           1997 and 1996, respectively                                                       104,000       103,000
         Capital in excess of par value                                                  261,097,000   187,177,000
         Cumulative net income available for common shareholders                          33,806,000    26,754,000
         Cumulative distributions on common shares of beneficial interest                (96,771,000)  (76,891,000)
                                                                                         -----------   -----------
                                                                                         198,267,000   137,144,000
         Unearned compensation on restricted shares of beneficial interest (Note 6)         (155,000)     (131,000)
                                                                                         -----------   -----------
                  Total beneficiaries' equity                                            198,112,000   137,013,000

                  Total liabilities and beneficiaries' equity                            466,220,000   359,157,000
                                                                                         ===========   ===========

The accompanying notes are an integral part of these statements.


Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                                                        For the year ended December 31,

                                                                       1997          1996         1995
                                                                    -----------  -----------   -----------
REVENUES:
     Minimum rent (Notes 1, 3 and 4)                                $47,579,000  $41,665,000   $40,259,000
     Percentage rent (Note 1)                                         1,163,000    1,042,000     1,044,000
     Expense reimbursements                                          11,165,000   11,732,000    10,988,000
     Interest income                                                    278,000      624,000       902,000
     Other                                                              127,000      117,000       277,000
                                                                    -----------  -----------   -----------
    Total revenue                                                    60,312,000   55,180,000    53,470,000
                                                                    -----------  -----------   -----------
EXPENSES:
     Interest (Note 2)                                               18,887,000   17,069,000    16,208,000
     Depreciation and amortization (Note 1)                          12,534,000   11,194,000    10,903,000
     Real estate taxes                                                6,584,000    6,073,000     5,948,000
     Operations and maintenance                                       8,346,000    9,473,000     7,605,000
     General and administrative (Notes 7 and 8)                       2,877,000    2,836,000     2,929,000

                                                                    -----------  -----------   -----------
    Total expenses                                                   49,228,000   46,645,000    43,593,000
                                                                    -----------  -----------   -----------
INCOME BEFORE LOSS ON SALE OF REAL ESTATE AND
EXTRAORDINARY ITEM                                                   11,084,000    8,535,000     9,877,000

                          Loss on sale of real estate                         0       63,000             0
                                                                    -----------  -----------   -----------
INCOME BEFORE EXTRAORDINARY ITEM                                     11,084,000    8,472,000     9,877,000

     Extraordinary loss on early extinguishment of
      debt/debt refinancing (Notes 2, 5 and 9)                          467,000   11,052,000             0
                                                                    -----------  -----------   -----------
NET INCOME (LOSS)                                                    10,617,000   (2,580,000)    9,877,000

                          Preferred Share Distributions               3,565,000      695,000       485,000
                                                                    -----------  -----------   -----------
NET INCOME (LOSS) FOR COMMON SHAREHOLDERS                            $7,052,000  ($3,275,000)   $9,392,000
                                                                    ===========  ===========   ===========

Income Before Extraordinary Item Per Common Share
     of Beneficial Interest                                               $0.73        $0.75         $0.91

Extraordinary Loss on Early Extinguishment of
Debt/Debt Refinancing Per Common
     Share of Beneficial Interest                                        ($0.05)      ($1.07)        $0.00
                                                                    -----------  -----------   -----------
Basic and Diluted Earnings (Loss) Per Common Share of Beneficial
     Interest                                                             $0.68       ($0.32)        $0.91
                                                                    ===========  ===========   ===========

The accompanying notes are an integral part of these statements.


Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the years ended December 31, 1997, 1996 and 1995
                                                                                                                        Unearned
                                                                                                        Cumulative  Compensation
                                                              Preferred                  Cumulative  Distributions            on
                                 Common            Preferred  Shares of      Capital    Net Income       on Common    Restricted
                              Shares of            Shares of Beneficial    In Excess      Available      Shares of     Shares of
                             Beneficial       Par Beneficial   Interest          of      for Common     Beneficial    Beneficial
                               Interest     Value   Interest  Par Value    Par Value   Shareholders       Interest      Interest
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, JANUARY 1, 1995      10,315,497 $103,000          0         $0  $178,712,000    $20,637,000  ($37,248,000)            $0

Issuance of common shares          8,062        -          -          -       145,000              -              -     (104,000)
Forfeiture of common shares        (701)        -          -          -      (14,000)              -              -             -
Issuance
of preferred shares, net               -        -     11,155      1,000     7,976,000              -              -             -
Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -        95,000       (95,000)              -             -
Net income                             -        -          -          -             -      9,877,000              -             -
Distributions
on preferred shares                    -        -          -          -             -      (390,000)              -             -
Distributions
on common shares
of
beneficial
interest($1.92 per share)              -        -          -          -             -              -   (19,813,000)             -
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, DECEMBER 31, 1995    10,322,858 $103,000     11,155     $1,000  $186,914,000    $30,029,000  ($57,061,000)    ($104,000)

Issuance of common shares          9,949        -          -          -       145,000              -              -      (93,000)
Forfeiture of common shares         (23)        -          -          -             -              -              -             -
Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -       118,000      (118,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -        66,000
Net loss                               -        -          -          -             -    (2,580,000)              -             -
Distributions
on preferred shares                    -        -          -          -             -      (577,000)              -             -
Distributions
on common shares
of
beneficial
interest($1.92 per share)              -        -          -          -             -              -   (19,830,000)             -
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, DECEMBER 31, 1996    10,332,784 $103,000     11,155     $1,000  $187,177,000    $26,754,000  ($76,891,000)    ($131,000)

Issuance of common shares         82,697    1,000          -          -     1,545,000              -              -     (125,000)
Forfeiture of common shares         (54)        -          -          -       (1,000)              -              -             -
Issuance
of
preferred
shares-Series B-1, B-2                 -        -  1,183,331     12,000    29,354,000              -              -             -
Issuance
of
preferred shares-Series D              -        -  1,800,000     18,000    42,927,000              -              -             -

Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -        95,000       (95,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -       101,000
Net income                             -        -          -          -             -     10,617,000              -             -
Distributions
on preferred shares                    -        -          -          -             -    (3,470,000)              -             -
Distributions
on common shares
of
beneficial
interest($1.92 per share)              -        -          -          -             -              -   (19,880,000)             -
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, DECEMBER 31, 1997    10,415,427 $104,000  2,994,486    $31,000  $261,097,000    $33,806,000  ($96,771,000)    ($155,000)
                            ============ ======== ========== ========== =============  ============= ============== =============

The accompanying notes are an integral part of these statements.


Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                                          For the year ended December 31,
                                                                        1997           1996          1995
                                                                       ------------  ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $10,617,000   ($2,580,000)   $9,877,000
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
           Depreciation and amortization                                12,534,000    11,194,000    10,903,000
           Amortization of deferred interest costs                               0       674,000     1,787,000
           Amortization of unearned compensation on restricted
            shares of beneficial interest                                  101,000        66,000             0
           Loss on sale of real estate                                           0        63,000             0
           Extraordinary loss on early extinguishment of
           debt/debt refinancing                                           467,000    11,052,000             0
    Changes in assets and liabilities:
       (Increase) decrease in-
           Rents and other receivables                                     451,000    (1,379,000)   (1,930,000)
           Prepaid expenses                                               (141,000)      146,000        16,000
           Other assets                                                    (30,000)       23,000      (111,000)
       Increase  (decrease) in-
           Accounts payable and accrued expenses                           469,000      (578,000)     (398,000)
           Tenant security deposits                                        182,000         7,000       185,000
           Other liabilities                                                70,000      (229,000)      120,000
                                                                      ------------    ----------   -----------
    Net cash provided by operating activities                           24,720,000    18,459,000    20,449,000
                                                                      ------------    ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in shopping center properties                         (27,803,000)   (2,418,000)   (4,261,000)
      Increase(decrease) in other assets                                 2,467,000    (2,329,000)     (161,000)
      (Decrease)increase in accrued acquisition costs                     (902,000)    1,500,000             0
      Proceeds from sale of real estate                                          0       524,000             0
      Decrease(increase) in marketable securities                                0       273,000       (29,000)
      (Increase)decrease in restricted cash                               (554,000)     (113,000)      552,000
      Increase in deferred costs                                          (759,000)     (496,000)     (625,000)
                                                                      ------------    ----------   -----------
    Net cash used in investing activities                              (27,551,000)   (3,059,000)   (4,524,000)
                                                                      ------------    ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions paid on common shares of beneficial interest       (19,846,000   (19,830,000)  (19,810,000)
      Distributions paid on preferred shares of beneficial interest     (2,604,000      (577,000)     (251,000)
      Issuance of common shares of beneficial interest, net                120,000        52,000       131,000
      Issuance of preferred shares of beneficial interest, net          42,732,000             0             0
      Redemption of redeemable preferred shares                         (1,336,000)            0             0
      Proceeds from sale of interest rate protection agreements                  0     3,935,000             0
      Proceeds of mortgages and notes payable                           20,404,000   181,700,000     8,000,000
      Repayments of mortgages and notes payable                        (30,158,000) (179,500,000)   (1,490,000)
      Increase in accrued expenses for preferred share offering            479,000             0             0
      Increase in deferred financing costs                                (838,000)   (2,008,000)     (300,000)
                                                                      ------------    ----------   -----------
    Net cash provided by (used in)  financing activities                 8,953,000   (16,228,000)  (13,720,000)
                                                                      ------------    ----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     6,122,000      (828,000)    2,205,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             5,301,000     6,129,000     3,924,000
                                                                      ------------    ----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $11,423,000    $5,301,000    $6,129,000
                                                                      ============    ==========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Accretion of discount on increasing rate preferred shares                  $95,000      $118,000       $95,000
                                                                      ============    ==========   ===========

Preferred and common shares issued as part of the purchase price for the acquisition of real estate:

                     Fair value of assets acquired                     $86,447,000            $0   $44,969,000
                     Liabilities assumed                                52,000,000             0    36,993,000
                                                                      ------------    ----------   -----------
                     Preferred shares issued                           $33,147,000            $0    $7,976,000

                     Common shares issued                               $1,300,000            $0            $0
                                                                      ============    ==========   ===========

The accompanying notes are an integral part of these statements.


KRANZCO REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND NATURE OF OPERATIONS
Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers and free-standing properties. The Company completed its initial public offering of shares of beneficial interest and commenced operations on November 19, 1992. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of December 31, 1997, the Company owned 59 properties in sixteen Northeastern, Southern and Mid-Atlantic states.

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

REAL ESTATE
Real estate assets and improvements or replacements are carried at depreciated cost. Depreciation is computed using the straight-line method over the estimated useful life of thirty years for buildings and the lesser of the useful life or lease term of the improvements. Maintenance and repairs are
charged to expense as incurred.   The Company determines potential impairment
losses in accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of."

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

EARNINGS PER SHARE DATA
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards.

Basic EPS is based on the weighted average number of common shares of beneficial interest outstanding. The weighted average number of shares outstanding used in the Basic EPS computations was 10,341,958, 10,327,795
and 10,319,464 in 1997, 1996 and 1995, respectively.   The Diluted EPS
computations have been adjusted to give effect to common share equivalents; specifically, common share options outstanding. The weighted average number of shares outstanding used in the Diluted EPS computations was 10,348,216, 10,327,925 and 10,319,464 in 1997, 1996 and 1995, respectively. The Company's
Series A-1 and B Preferred Shares and the majority of the Company's stock options were not included in the Diluted EPS calculation because their impact would be anti-dilutive based on current market prices.

STATEMENTS OF CASH FLOWS
Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $19,715,000, $16,870,000, and $14,532,000 for the years ended December 31,
1997, 1996  and 1995, respectively.

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

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences in the cost basis for Federal income tax purposes and in the estimated useful lives used to compute depreciation. The cost basis of the shopping center properties for Federal income tax purposes was $495,688,000 as of December 31, 1997.

2. INDEBTEDNESS:
At December 31, 1997 and 1996, the Company had mortgages and notes payable outstanding of $255,124,000 and $212,590,000, respectively.

In June 1996, the Company completed a refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt with a new fixed rate secured financing. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty-seven shopping center properties (the "Mortgaged Properties"). The net proceeds of the refinancing transaction of $177,662,000, after net costs of $4,038,000, were used to retire the short-term funds borrowed to repurchase the $100 million adjustable rate mortgage loan (the "$100 million REMIC") issued in conjunction with the Company's initial public offering in November 1992 and to pay off the $60 million of additional adjustable rate debt. The entire outstanding principal balance of the Mortgage Loan is due in June 2003.
 The Company recorded an extraordinary loss on refinancing of $11,052,000 including the write-off of approximately $8,844,000 of unamortized deferred finance costs related to the debt instruments repaid, as well as other costs including prepayment fees, premiums paid on repurchase of the $100 million REMIC certificates and professional fees. In connection with the repayment of the $100 million REMIC, the Company sold its interest rate protection agreements. The proceeds received on the sale of the agreements of approximately $3,935,000 reduced the extraordinary loss on debt refinancing. Interest expense for the years ended December 31, 1997, 1996 and 1995 on the accompanying statements of operations is shown net of reimbursements of $0, $275,000 and $1,310,000, respectively, relating to the interest rate protection agreements and capitalized interest of $947,000, $252,000 and $320,000, respectively.

As a condition of the Mortgage Loan,  the Company was required to establish a
Sinking Fund Account and a Capital and TI Reserve Account.   The balance in
the Sinking Fund Account as of December 31, 1997 and 1996 was $204,000 and $66,000, respectively. All funds in the Capital and TI Reserve Account may be used by the Company to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $182,000 and $263,000 as of December 31, 1997 and 1996, respectively.

In addition, the Company has ten mortgages outstanding as of December 31, 1997 which were assumed in connection with the acquisition of certain shopping centers. These mortgages have maturity dates ranging from 1999 through 2009. Eight of the ten mortgages assumed have fixed interest rates ranging from 7.50% to 10.50%. The outstanding principal balance on these mortgages at December 31, 1997 was approximately $51,092,000. The other two mortgages have interest rates payable at a rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum. The outstanding principal balance on these mortgages at December 31, 1997 was approximately $7,332,000.

In February 1997, the Company obtained a secured line of credit with Salomon Brothers Realty Corp. for up to $50 million (the "Salomon Facility"). The Salomon Facility has a term of two years, with a one year extension option, and an interest rate of the 30-day London Interbank Offering Rate plus 175 basis points, which was 7.44% as of December 31, 1997. The weighted average interest rate on the Salomon Facility was 7.39% for the year ending December 31, 1997. The Salomon Facility is secured by fourteen of the Company's properties. There was $14 million outstanding under this facility as of December 31, 1997.

The Company has a $3.0 million secured line of credit from Bank Leumi Trust Company of New York that matures on June 30, 1998. Amounts borrowed under the line will bear interest at 50 basis points above that bank's reference rate which was 8.5% at December 31, 1997. The weighted average interest rate on the Bank Leumi facility was 9.0% for the year ending December 31, 1997. There was $1,000,000 outstanding under this facility as of December 31, 1997 and no outstanding borrowings as of December 31, 1996.

The Company has a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at that bank's prime
rate.   The weighted average interest rate on the Corestates facility was 8.5%
for the year ending December 31, 1997. There were no outstanding borrowings under this facility as of December 31, 1997 and 1996. The facility was extended through December 31, 1998.

Aggregate principal payments on all outstanding indebtedness are due, as follows:

1998         $  2,114,000
1999           21,637,000
2000            7,440,000
2001            1,231,000
2002            3,600,000
Thereafter    219,102,000
             ------------
             $255,124,000
             ------------

The carrying values of the long-term debt at December 31, 1997 and 1996 were approximately equal to their respective fair values, as determined by using year-end interest rates and market conditions.

3. RISKS AND UNCERTAINTIES:
The retailing industry has had numerous entities file for bankruptcy protection. The Company has been affected by the bankruptcy filing of four anchor tenants, Bradlees, Caldor, Jamesway and Rickels and several smaller tenants at various properties in the portfolio.

The Company monitors each situation closely and believes that it maintains adequate reserves against the risk of uncollectable amounts associated with pre-petition rent, straight-line rental income and expense reimbursements for
certain of these tenants.   The Company's releasing assumptions provide for
the related capital costs of retenanting including capital improvements,
tenant allowances and leasing commissions.   Bradlees and Caldor each operate
three stores representing approximately $2.2 and $2.5 million, respectively, of the Company's annual revenues. Bradlees has informed the Company that it intends to close its stores in Groton, Connecticut and Whitehall, Pennsylvania and to seek potential assignees for the stores. In the event that Bradlees is unable to obtain assignees for these stores on terms that are beneficial to Bradlees, they have informed the Company that they intend to disaffirm the leases. In the event that Bradlees disaffirms these leases, The Stop & Shop Companies, Inc. shall remain primarily liable for all payments and other
obligations set forth in the leases.   Caldor has not taken any action to
reject the leases and continues to pay current rent and operate their stores
located in the Company's centers.   Effective November 1996, the Company
entered into an agreement to reduce common area maintenance and real estate tax reimbursements at one of the Caldor locations by approximately $230,000 per year for a five year period. Effective February 1996, Jamesway disaffirmed their leases at the two locations for approximately 60,000 and 76,000 square feet, respectively, and the average rent paid by Jamesway for these locations was approximately $2.60 per square foot. The Company has leased both of the locations to Ames Department store. One of the leases commenced in April of 1997 and the projected commencement date of the other
lease is April 1998.     As of November 1996, Rickels disaffirmed their lease
at Hillcrest Mall and affirmed their lease at the Mall at Cross County. The Rickels at Hillcrest Mall was approximately 50,000 square feet and the minimum annual rent paid was $4.50 per square foot. The Company believes that in the event certain leases are disaffirmed by the anchor tenants, the existing lease terms are at or below market rental rates and could be relet.

4. OPERATING LEASES:
The Company's shopping centers are leased to tenants under operating leases with expiration dates extending to the year 2022. Future minimum rentals under noncancellable operating leases, excluding tenant reimbursements of operating expenses and additional contingent rentals based on tenants' sales volume as of December 31, 1997 are as follows:

1998          $50,903,000
1999          $47,519,000
2000          $43,448,000
2001          $40,344,000
2002          $35,463,000
Thereafter   $208,210,000

The revenue resulting from straight-line rental income adjustments for the years ended December 31, 1997, 1996 and 1995 was $946,000, $1,149,000 and
$1,214,000, respectively. No tenant represented more than 10% of the minimum rental revenues for 1997, 1996 or 1995.

5. PREFERRED SHARES OF BENEFICIAL INTEREST:
In connection with the purchase of five shopping centers in April 1995, the Company issued 11,155 shares of non-voting Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share, of Kranzco Realty Trust (the "Series A-1 Preferred Shares")
at a face amount of $11,155,000.   The Preferred Shares were valued for
accounting purposes based on the fair value of the assets acquired and recorded at approximately $7,976,000, net of issuance costs. The Preferred Shares have an initial distribution rate of 5.0% per annum with increases of 0.25% per annum up to a maximum rate of 6.5% per annum. As of December 31, 1997, the distribution rate on the Preferred Shares is 5.50%. The Company recorded a discount of approximately $467,000 at the time of issuance which represents the present value of the difference between the total distributions to be paid in the seven year period prior to commencement of the perpetual distribution and the perpetual distribution amount for that same seven year period. This amount is accreted on an effective interest method over the seven years through a charge to cumulative net income available for common shareholders. The Preferred Shares are redeemable by the Company at any time at their liquidation preference and are convertible into the Company's Common Shares of Beneficial Interest (the "Common Shares"), at a rate of 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversion dates as they received as a holder of the Preferred Shares, up to a maximum of the greater of 500,000 Common Shares or 5% of the then outstanding Common Shares.

In connection with the UPI acquisition, the Company issued 1,183,331 shares of Series B-1 and Series B-2 Cumulative Convertible Preferred Shares of Beneficial Interest (the "Series B Preferred Shares"), par value $0.01 per share, each with a $25.00 per share liquidation preference. These shares were recorded, net of issuance costs, at approximately $29,366,000. The Series B Preferred Shares have a distribution rate of 9.75% per annum and distributions are paid quarterly in arrears for each calendar quarter on January 20, April 20, July 20 and October 20 of each year. The Series B-1 Preferred Shares are convertible into Common Shares after February 1998 with the following conversion prices: $19.175 in the first year, $18.69 in the second year, $18.20 in the third year, $17.71 in the fourth year and thereafter. The Series B-2 Preferred Shares automatically convert into Series B-1 Preferred Shares after the third anniversary date and follow the conversion rates of the Series B-1 Preferred Shares thereafter. The Company also issued 356,400 shares of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series C Preferred Shares"), par value $0.01 per share, each with a $10.00 liquidation preference. These shares were recorded, net of issuance costs, at approximately $3,560,000. The Series C Preferred Shares have a distribution rate of 8% per annum and distributions are payable quarterly on the last day of January, April, July and October of each year with respect to the immediately preceding calendar quarter. The Company was required to redeem, commencing April 1997, in eight equal quarterly installments all of the outstanding Series C Preferred Shares at a redemption price equal to the $10.00 liquidation price plus an amount equal to the accrued and unpaid distributions, if any, allocable to the Series C Preferred Shares.

In December 1997, the Company issued 1,800,000 shares of 9 1/2% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series D Preferred Shares"), par value $0.01 per share, each with a $25.00 per share liquidation preference. These shares were recorded, net of issuance costs, at approximately $42,945,000. The proceeds of the issuance were used in connection with the acquisition of four shopping centers in December 1997(approximately $15,774,000), to repay approximately $19,810,000 of indebtedness and for general corporate purposes. In connection with the debt repayment, the Company recorded an extraordinary loss on the early extinguishment of debt of $467,000 including the write-off of approximately $179,000 of unamortized deferred finance costs related to the repaid debt instruments and prepayment fees. The distributions are paid quarterly in arrears for each calendar quarter on January 20, April 20, July 20 and October 20 of each year. The Series D Preferred Shares are not redeemable prior to December 11, 2002. On or after December 11, 2002, the Series D Preferred Shares may be redeemed for cash at the option of the Company at a redemption price of $25.00 per share, plus accrued and unpaid distributions, if any, thereon to the redemption date.

There was no conversion of preferred shares into common shares of beneficial interest during 1997 or 1996.

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

On June 6, 1995 the shareholders approved the Company's 1995 Incentive Plan. The purpose of the Incentive Plan is to align the interests of the Company's trustees, executive officers, key employees, advisors and consultants with those of the shareholders and to enable the Company to attract, compensate and retain trustees, executive officers, key employees, advisors and consultants and provide them with appropriate incentives and rewards for performance. Awards under the Incentive Plan may take the form of share options ("Options"), including corresponding share appreciation rights ("SARs") and reload options, and in the case of employees, restricted share awards, and share purchase awards. Awards under the Incentive Plan may be granted in combination with other awards. The maximum number of Common Shares that may be the subject of awards under the Incentive Plan is 1,000,000 Common Shares. The Incentive Plan provides that in any given year, the maximum number of Common Shares with respect to which Options or SARs may be granted to any employee is 100,000 Common Shares. During 1997 and 1996, 7,711 and 6,445 restricted shares, respectively, were issued to employees and officers of the Company at the then market price of $16.25 and $14.50 per share, respectively.
 The shares will vest with the employees and be recorded as compensation expense over various periods of time. Compensation expense of $101,000 in 1997, $66,000 in 1996 and $21,000 in 1995 was recognized in connection with these plans.

The following tables show the activity and balances for each share option plan and the incentive plan:

                                          Trustee Plan                         Employee Plan
                                   1997      1996       1995           1997       1996       1995
                                  -------   -------    -------        -------    -------    -------
Outstanding, beginning of year    387,800  381,800      663,800        133,200    133,200    151,200
Granted at
$18.375 per share                       -        -        3,000              -          -          -
$15.50 per share                        -    3,000            -              -          -          -
$15.125 per share                       -    3,000            -              -          -          -
$16.25 per share                   43,000        -            -         59,500          -          -
Retired at prices ranging
from $16.25 to $20.00 per share         -        -     (285,000)        (1,150)         -    (18,000)
                                  -------  -------      -------        -------    -------    -------
Outstanding, end of year          430,800  387,800      381,800        191,550    133,200    133,200
                                  -------  -------      -------        -------    -------    -------

Incentive Plan
                                    1997      1996       1995
                                  -------   -------    -------
Outstanding, beginning of year    297,000   285,000          0
Granted at
$20.00 per share                        -         -    282,000
$17.125 per share                       -         -      3,000
$15.25 per share                        -    12,000          -
$16.25 per share                    4,500         -          -
$16.00 per share                    1,500         -          -
                                  -------   -------    -------
Outstanding, end of year          303,000   297,000    285,000
                                  -------   -------    -------


In connection with the acquisition of certain unaffiliated shopping center properties, the Company issued 191,429 warrants in November 1992 to purchase common shares of beneficial interest. These warrants were exercisable within five years after issuance at $26 per share. No such warrants were exercised and the warrants expired in November 1997.

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

                                       1997          1996          1995
                                       ----          ----          ----
Net income (loss) for common
  shareholders                      $6,935,000   ($3,295,000)    $8,990,000
Earnings  (loss) per common share        $0.67        ($0.32)         $0.87

The pro forma effect on results may not be representative of the impact in future years because the fair value method was not applied to options granted before 1995.

The fair value of each option was estimated on the grant date using the Black-Scholes option pricing model and assumptions including the following weighted-average information presented below.

                                       1997          1996          1995
                                       ----          ----          ----
Expected life in years                 2.99          2.33          2.75
Risk-free interest rate                6.20%         5.28%         5.68%
Volatility                            19.65%        22.07%        22.07%
Dividend yield                         9.01%         9.34%         9.34%

The weighted average fair value of options granted was $1.08 per option in 1997, $1.13 per option in 1996 and $1.41 per option in 1995.

7. COMMITMENTS AND CONTINGENCIES:
The Company rents office space in Conshohocken, Pennsylvania, under the terms of a net lease from two officers of the Company. The minimum annual rental under the lease is $154,000 and the lease expires January 15, 1999. During 1997, 1996 and 1995, the Company paid $154,000 in annual rent, respectively.

8. 401 (k) PLAN:
During 1993, the Company adopted a 401(k) Plan covering substantially all of the officers and employees of the Company and subsidiaries which permits participants to defer up to a maximum of 10% of their compensation. The Company, at its discretion, may match up to 50% of the initial five percent of the employees' contributions and may also make an additional discretionary contribution. The employees' contributions, together with contributions from the Company are generally fully vested and are fully funded as of December 31, 1997 and 1996. The Company's contributions to the Plan for the years ended December 31, 1997, 1996 and 1995 were $70,000, $67,000 and $60,000, respectively.

9.  ACQUISITIONS:
The Company acquired twenty shopping centers during the year ended December 31, 1997 for approximately $104,000,000 which were accounted for by the purchase method. The results of operations of each center were included from the respective purchase date. The pro forma financial information presented below may not be indicative of results that would have been reported if the acquisitions had occurred on January 1, 1997 and 1996, respectively. Extraordinary losses recorded in both 1997 and 1996 of $467,000 and $11,052,000, respectively, as well as the $63,000 loss on sale of real estate recorded in 1996, have been excluded from the pro forma presentation.

                                     Year ended               Year ended
                                     December 31,1997         December 31,1996
                                     (Unaudited)              (Unaudited)
                                     ----------------         ----------------
Pro forma total revenues             $67,067,000              $68,724,000
Pro forma net income available
   for common shareholders            $6,970,000               $5,502,000
Pro forma net income per common
   share                                   $0.67                    $0.53

In 1995, the Company acquired five shopping centers for approximately $49,300,000 which were accounted for by the purchase method. The results of operations of each center were included from the respective purchase date. The pro forma financial information presented below may not be indicative of results that would have been reported if the acquisitions had occurred on January 1, 1995.

Year ended December 31,1995  (Unaudited)
--------------------------------------------
Pro forma total revenues         $55,156,000
Pro forma net income available
 for common shareholders          $9,048,000
Pro forma net income per common
 share                                 $0.88


10. DISTRIBUTIONS ON COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST:
On December 11, 1997, the Trustees declared a cash distribution of $0.48 per common share, payable to common shareholders of record on December 26, 1997. The distribution of $4,999,000 was paid on January 21, 1998. The Company declared distributions of $1.92 per common share for the year ended December 31, 1997. The Company determined that $1.07 per share of the distributions represented ordinary income to the recipient and $0.85 per share represented a return of capital in 1997.

In December 1996, the Trustees declared a cash distribution of $0.48 per common share, payable to common shareholders of record on December 24, 1996. The distribution of $4,960,000 was paid on January 20, 1997. The Company declared distributions of $1.92 per common share for the year ended December 31, 1996. The Company determined that the entire distribution represented a return of capital in 1996.

In December 1995, the Trustees declared a cash distribution of $0.48 per common share, payable to common shareholders of record on December 28, 1995.
The distribution of $4,955,000 was paid on January 17, 1996.   The Company
declared distributions of $1.92 per common share for the year ended December 31, 1995. The Company determined that $1.10 per share of the distributions represented ordinary income to the recipient and $0.82 per share represented a return of capital in 1995.

The Company accrued the quarterly distribution on the Series A-1 Preferred Shares of $153,000, $146,000 and $139,000 as of December 31, 1997, 1996 and
1995, respectively. These distributions were paid on January 1, 1998, 1997 and 1996, respectively.

The Company accrued $571,000 of the distribution on the Series B Preferred Shares as of December 31, 1997. The distribution was paid on January 20, 1998.

The Company accrued $45,000 of the distribution on the Series C Preferred Shares as of December 31, 1997. The distribution was paid on January 30, 1998.

The Company accrued $242,000 of the distribution on the Series D Preferred Shares as of December 31, 1997. The distribution was paid on January 20, 1998.

11. INTERIM RESULTS  (Unaudited):
The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996:

                                           Net Income (Loss)  Net Income (Loss)
                                           For Common         Per Common
                              Revenues     Shareholders       Share
                             -----------   -----------------  -----------------
Year ended December 31, 1997
First Quarter                $13,979,000          $2,001,000             $0.19
Second Quarter               $15,259,000          $1,885,000             $0.18
Third Quarter                $15,305,000          $1,818,000             $0.18
Fourth Quarter               $15,769,000          $1,348,000             $0.13

Year ended December 31, 1996
First Quarter                $14,578,000          $1,856,000             $0.18
Second Quarter               $13,559,000         ($9,072,000)           ($0.88)
Third Quarter                $13,317,000          $1,877,000             $0.18
Fourth Quarter               $13,726,000          $2,064,000             $0.20

Per share amounts are based on weighted average shares outstanding each quarter and may not equate to the full year amounts due to increases in shares outstanding.

<AUDIT-REPORT>

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Shareholders and Trustees of
Kranzco Realty Trust:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Kranzco Realty Trust and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 23, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule referred to in
Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 23, 1998

</AUDIT-REPORT>

Kranzco Realty Trust
Real Estate and Accumulated Depreciation- December 31, 1997
Schedule III
Column A                   Column B                Column C     Column D     Column E       Column F     Column G     Column I
                                                                                                         & H
                           Encumbrances
                  --------------------------------                                     Amount at
                                                     Balance                  Cost of      Which                           Deprec-
                                                          at     Initial Improvements    Carried                      Date   iable
Description                   Interest    Maturity   December       Cost       Net of   December  Accumulated  Constructed    Life
                                  Rate        Date   31, 1996   to Trust  Retirements   31, 1996 Depreciation  or Acquired   (Yrs)
----------------------------------------------------------------------------------------------------------------------------------
Shopping Centers:
A & P Mamaroneck
  Land                         <F1>        <F1>     1,061,000      287,710          0     287,710
  Buildings and improvements                                     1,150,837     65,731   1,216,568     200,296   11/19/92    30
Ames Center
  Land                         <F6>        <F6>     1,353,000    1,200,651          0   1,200,651
  Buildings and improvements                                       800,434          0     800,434      22,234   02/21/97    30
Anneslie Shopping Center
  Land                         <F1>        <F1>     5,859,000    1,348,713          0   1,348,713
  Buildings and improvements                                     5,394,854    505,643   5,900,497     885,339   06/29/93    30
Bainbridge Town Center
  Land                                                      0    2,328,145          0   2,328,145
  Buildings and improvements                                     5,432,338     13,800   5,446,138     152,472   02/21/97    30
Bakers Square-Minnetonka
  Land                         <F6>        <F6>             0      670,656          0     670,656
  Buildings and improvements                                       447,104          0     447,104      12,420   02/21/97    30
Bakers Square-Roseville
  Land                         <F6>        <F6>             0      847,112          0     847,112
  Buildings and improvements                                       564,741          0     564,741      15,687   02/21/97    30
Barn Plaza Shopping Center
  Land                         <F1>        <F1>     9,164,000    1,284,790     11,423   1,296,213
  Buildings and improvements                                     6,808,226  2,981,204   9,789,430   1,761,501   11/19/92  10-30
Barn Theater
  Land                         <F6>        <F6>             0      226,865    738,393     965,258
  Buildings and improvements                                       584,818     61,745     646,563      51,984   09/01/94    30
Bensalem Square
  Land                         <F1>        <F1>     4,281,000    1,185,101    160,806   1,345,907
  Buildings and improvements                                     4,532,826     37,730   4,570,556     783,523   11/19/92    30
Bethlehem Square
  Land                         <F1>        <F1>    16,249,000    4,816,318        146   4,816,464
  Buildings and improvements                                    19,265,294  1,228,170  20,493,464   3,636,913   11/19/92  10-30
Bradford Mall
  Land                         <F6>        <F6>             0    1,518,627    107,601   1,626,228
  Buildings and improvements                                     5,954,606    894,901   6,849,507   1,223,872   11/19/92    30
Bristol Commerce Park
  Land                         <F1>        <F1>    12,994,000    3,092,633   (15,872)   3,076,761
  Buildings and improvements                                    13,959,722  1,452,575  15,412,297   2,584,660   11/19/92  10-30
Brookway Village
  Land                         <F6>        <F6>     1,423,000      854,647          0     854,647
  Buildings and improvements                                     1,994,177          0   1,994,177      55,394   02/21/97    30
Builder's Square
  Land                         7.50%     10/01/06   2,826,000    2,476,656          0   2,476,656
  Buildings and improvements                                     1,651,104          0   1,651,104      45,864   02/21/97    30
Campus Village
  Land                            8%     12/01/02   2,677,000      951,663      1,763     953,426
  Buildings and improvements                                     3,013,600     15,197   3,028,797     272,778   04/19/95    30
Cary Plaza
  Land                        7.875%     02/01/09   1,460,000      945,387          0     945,387
  Buildings and improvements                                     2,205,903      4,200   2,210,103      61,800   02/21/97    30
Collegetown Shopping Center
  Land                         <F1>        <F1>     5,487,000    1,901,831      9,704   1,911,535
  Buildings and improvements                                     7,609,275  1,375,522   8,984,797   1,679,547   11/19/92   5-30
Coral Hills
  Land                         10.5%     08/01/99   6,524,000    3,086,879      6,104   3,092,983
  Buildings and improvements                                     5,732,775     12,553   5,745,328     516,377   04/19/95    30
The Mall at Cross County
  Land                         <F1>        <F1>    20,283,000    5,330,148          0   5,330,148
  Buildings and improvements                                    21,320,590  6,177,804  27,498,394   4,187,896   11/19/92  15-30
Culpeper
  Land                                                      0    1,172,766    199,122   1,371,888
  Buildings and improvements                                     3,518,299    109,497   3,627,796     321,376   04/19/95    30
East Main Center
  Land                         <F7>        <F7>     2,829,000    2,133,090      7,753   2,140,843
  Buildings and improvements                                     4,406,511          0   4,406,511     122,403   02/21/97    30
Fox Run
  Land                         <F1>        <F1>    14,069,000    7,945,202    218,403   8,163,605
  Buildings and improvements                                    16,663,137    389,384  17,052,521   2,376,233   07/21/94    30
Franklin Center
  Land                         <F6>        <F6>     5,610,000    2,873,838          0   2,873,838
  Buildings and improvements                                     6,705,622          0   6,705,622     186,267   02/21/97    30
Golfland
  Land                         <F2>        <F2>     1,000,000      997,368          0     997,368
  Buildings and improvements                                     3,989,469     40,308   4,029,777     699,858   11/19/92   5-30
Groton Square
  Land                         <F1>        <F1>     2,174,000    3,490,394          0   3,490,394
  Buildings and improvements                                    13,986,580    361,603  14,348,183   2,575,110   11/19/92   4-30
Harrodsburg Marketplace
  Land                         <F6>        <F6>     2,185,000    1,235,502          0   1,235,502
  Buildings and improvements                                     2,882,839      2,500   2,885,339      80,093   02/21/97    30
Highridge Plaza
  Land                         <F1>        <F1>     7,242,000    1,564,430    611,382   2,175,812
  Buildings and improvements                                     6,057,721    364,891   6,422,612   1,070,910   11/19/92    30
Hillcrest Mall
  Land                         <F1>        <F1>     5,384,000    1,415,066          0   1,415,066
  Buildings and improvements                                     4,416,833    350,310   4,767,143     779,332   11/19/92    30
Hillcrest Plaza
  Land                         <F1>        <F1>     3,832,000    1,134,826      2,056   1,136,882
  Buildings and improvements                                     5,957,835     56,717   6,014,552     547,473   04/19/95    30
Holcomb Bridge Center
  Land                        8.200%     11/01/00   6,515,000    2,483,409          0   2,483,409
  Buildings and improvements                                     5,800,621          0   5,800,621       6,612   12/19/97    30
KR Development, LP
  Land                                                      0            0          0           0
  Buildings and improvements                                             0    971,846     971,846      11,959   06/01/97    30
Lilac New York
  Land                         <F6>        <F6>             0      205,935    152,147     358,082
  Buildings and improvements                                             0  2,615,762   2,615,762       7,256   11/21/97    30
Mableton Village
  Land                        9.220%     08/01/06  10,576,000    4,165,152          0   4,165,152
  Buildings and improvements                                     9,724,688          0   9,724,688      11,102   12/19/97    30
Marumsco-Jefferson Plaza
  Land                        9.375%     07/01/04  15,801,000    5,487,073     10,785   5,497,858
  Buildings and improvements                                    16,461,219    462,503  16,923,722   1,584,770   04/19/95    30
MacArthur Plaza
  Land                         <F1>        <F1>     2,308,000      682,696      (264)     682,432
  Buildings and improvements                                     2,727,666     28,138   2,755,804     389,919   09/28/93    30
Magnolia
  Land                         <F6>        <F6>     1,304,000    1,747,286          0   1,747,286
  Buildings and improvements                                     4,077,001     41,000   4,118,001     113,933   02/21/97    30
Manchester Kmart Plaza
  Land                         <F1>        <F1>     2,522,000    1,051,958     59,394   1,111,352
  Buildings and improvements                                     3,092,778    380,532   3,473,310     398,810   05/24/94    30
Milford
  Land                         <F1>        <F1>     1,470,000            0          0           0
  Buildings and improvements                                     2,123,804      8,813   2,132,617     363,402   11/19/92    30
Musicland
  Land                                                      0    2,787,494          0   2,787,494
  Buildings and improvements                                     1,858,329          0   1,858,329      51,620   02/21/97    30
Newbridge
  Land                                                      0      313,978          0     313,978
  Buildings and improvements                                             0          0           0           0   02/21/97    30
North Ridge Shopping Center
  Land                         <F1>        <F1>     2,597,000    590,343 0    590,343
  Buildings and improvements                                     2,361,369    239,991   2,601,360     438,653   11/19/92  10-30
Northpark Center
  Land                        7.750%     01/01/03   4,713,000    3,738,602          0   3,738,602
  Buildings and improvements                                     8,729,404          0   8,729,404       9,959   12/19/97    30
Orange
  Land                         <F1>        <F1>       786,000            0          0           0
  Buildings and improvements                                       105,724        439     106,163      18,091   11/19/92    30
Park Center
  Land                         <F8>        <F8>     4,503,000    2,651,520     10,450   2,661,970
  Buildings and improvements                                     5,478,753     28,925   5,507,678     156,625   02/21/97    30
Park Hills Plaza
  Land                         <F1>        <F1>     9,602,000    2,752,903      4,516   2,757,419
  Buildings and improvements                                     9,976,436  1,509,731  11,486,167   1,783,834   11/19/92    30
Parkway Plaza I
  Land                         <F6>        <F6>             0    1,213,750          0   1,213,750
  Buildings and improvements                                     4,854,998    108,929   4,963,927     859,317   11/19/92    30
Parkway Plaza II
  Land                                                      0    1,032,538          0   1,032,538
  Buildings and improvements                                     3,930,151     20,593   3,950,744     673,055   11/19/92    30
Pilgrim Gardens
  Land                         <F1>        <F1>     4,058,000    1,056,600          0   1,056,600
  Buildings and improvements                                     4,083,178    469,653   4,552,831     776,703   11/19/92   5-30
Port Washington
  Land                         <F1>        <F1>       446,000       50,000          0      50,000
  Buildings and improvements                                       600,026      2,697     602,723     102,697   11/19/92    30
69th Street Drug
Emporium Plaza
  Land                         <F1>        <F1>     2,479,000      730,424      3,542     733,966
  Buildings and improvements                                     2,921,696     33,054   2,954,750     387,770   02/15/94    30
Sinclair Paints
  Land                         <F6>        <F6>             0      484,782          0     484,782
  Buildings and improvements                                       323,188          0     323,188       8,977   02/21/97    30
Stratford Square
  Land                                                      0    3,057,993    241,273   3,299,266
  Buildings and improvements                                    12,231,971     77,016  12,308,987   2,099,629   11/19/92  10-30
Street Road Plaza
  Land                         <F1>        <F1>     4,127,000    1,796,172     32,963   1,829,135
  Buildings and improvements                                     5,159,488    849,448   6,008,936     841,915   09/28/93    30
Suburban Plaza
  Land                         <F1>        <F1>    10,453,000    3,277,322      4,784   3,282,106
  Buildings and improvements                                    13,109,289     18,736  13,128,025   1,713,749   02/15/94    30
Tower Plaza
  Land                                                      0    1,567,130          0   1,567,130
  Buildings and improvements                                     3,662,636          0   3,662,636       4,163   12/19/97    30
Towne Square
  Land                                                      0    1,589,041          0   1,589,041
  Buildings and improvements                                     3,707,763     26,082   3,733,845     105,474   02/21/97    30
Valley Fair
(Formerly Best Plaza)
  Land                         <F1>        <F1>     5,747,000    1,693,227        531   1,693,758
  Buildings and improvements                                     6,772,906      2,123   6,775,029     961,599   09/28/93    30
Valley Forge Mall
  Land                         <F6>        <F6>             0      972,663    113,789   1,086,452
  Buildings and improvements                                     4,006,745    417,400   4,424,145     697,347   11/19/92    30
Village Square
  Land                         <F1>        <F1>     1,850,000      371,566          0     371,566
  Buildings and improvements                                     1,486,265    127,725   1,613,990     274,042   11/19/92    30
Wampanoag Plaza
  Land                         <F6>        <F6>     2,125,000    1,583,670        230   1,583,900
  Buildings and improvements                                     8,606,897  1,442,933  10,049,830   1,895,806   11/19/92   5-30
Whitehall Square
  Land                         <F1>        <F1>    15,176,000    4,522,056    105,082   4,627,138
  Buildings and improvements                                    18,088,227    511,846  18,600,073   3,153,087   11/19/92    30

<F1>
Total REMIC of $181,700,000 with interest rate of 7.960% and maturity date 6/2003.
<F2>
Property secures $3,000,000 line of credit with Bank Leumi Trust Company of New York, with an interest rate of 50 basis points above that bank's reference rate.
<F3>
The aggregate cost for Federal income tax purposes is $495,688,000.
<F4>
Reconciliation of amount shown in column E:
    Balance at beginning of period, December 31, 1996               $370,491,139

    Additions during period:
       Land                                          $38,574,175
       Buildings and improvements                     75,676,175
                                                     -----------
                                                                     114,250,350
    Deductions during the period
         Retirements                                           0
         Properties sold                                       0
                                                     -----------
                                                                               0
                                                                    ------------
    Balance December 31, 1997                                       $484,741,489
                                                                    ============

<F5>
Reconciliation of amount shown in column F:
    Balance at beginning of period, December 31, 1996                $35,287,346

    Additions during period:

       Buildings and improvements                    $11,524,143
                                                     -----------
                                                                      11,524,143
    Deductions during the period
        Retirements                                            0
        Properties sold                                        0
                                                     -----------
                                                                               0
                                                                    ------------
    Balance December 31, 1997                                        $46,811,489
                                                                    ============

<F6>
Property is available as collateral on the Salomon Brothers Realty Corp. secured line of credit of up to $50 million.
Interest rate is 1 month LIBOR plus 175 basis points.  Maturity date 2/99.

<F7>
Annual rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate, but in no event shall the rate exceed 11.5% prior to 1/1/98.
Also, no prepayment penalty from 1/1-1/16 in any year.

<F8>
Annual rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate, but in no event shall the rate exceed 11.375% prior to 2/25/98.
Also, no prepayment penalty from 4/1-4/16 in any year.


EXHIBIT INDEX

                                   Sequentially
Exhibit                            Numbered
No.         Description            Page
---         -----------            ------------
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

3.2 Bylaws, as amended.   (Incorporated by reference to Exhibit 3.2 of the
Company's Registration Statement No.33-49434.)

3.3 Amendment of Amended and Restated Declaration of Trust, dated December 31, 1995. (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

3.4 Amendment No. 2 of Amended and Restated Declaration of Trust, dated June 4, 1997. (Incorporated by reference to Exhibit 4.1(c) of the Company's Registration Statement on Form S-3 filed July 31, 1997.)

4.1 Specimen certificate for Common Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.33-49434.)

4.2 Articles Supplementary for the Series A Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to the Company's Report on Form 8-K dated May 4, 1995.)

4.3 Articles Supplementary Classifying 11,155 Shares of Beneficial Interest as Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4 No. 333-18249.)

4.4 Articles Supplementary for the Company's Series B-1 Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to
Exhibit 3.4 of the Company's Registration Statement on Form 8-A dated February 27, 1997.)

4.5 Articles Supplementary for the Company's Series B-2 Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to
Exhibit 4.2 of the Company's Registration Statement on Form S-4 No.
333-18249.)

4.6 Articles Supplementary for the Company's Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to
Exhibit 4.3 of the Company's Registration Statement on Form S-4 No.
333-18249.)

4.7 Articles Supplementary for the Company's Series D Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form 8-A filed December 10, 1997.)

4.8 Specimen of the Company Series D Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-A filed December 10, 1997.)

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

10.3 Kranzco Realty Trust 1995 Incentive Plan.  (Incorporated by reference to
Exhibit 4.4 of the Company's Registration Statement on Form S-8 No. 33-94294.)

10.4 Loan Agreement dated as of February 26, 1997 with Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.5 Global Promissory Note dated February 26, 1997 in the amount of $50,000,000 executed in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.6 Unlimited Guaranty of Payment dated as of February 26, 1997 issued by Kranzco Realty Trust in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.7 Exemplar Open End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 26, 1997 issued in connection with the Line of Credit. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.8 Trust and Servicing Agreement, dated as of June 18, 1996, among KRT Origination Corp., GE Capital Management Corporation and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.9 Cash Collateral Account, Security, Pledge and Assignment Agreement, dated as of June 18, 1996, among the Borrowers, State Street Bank and Trust Company, as Agent, and KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.10 Cash Collateral Agreement, dated June 18, 1996, among the Borrowers, and State Street Bank and Trust Company, as Agent. (Incorporated by reference to
Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.11 $123,700,000.00 Class A Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.12 $20,600,000.00 Class B Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.13 $28,900,000.00 Class C Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.14 $8,500,000.00 Class D Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.15 Form of Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., as mortgagee, and filed in Connecticut, Maryland, New Jersey, New York and Pennsylvania with respect to Groton Square in Groton, Connecticut, Manchester Kmart in Manchester, Connecticut, Milford in Milford, Connecticut, Orange in Orange, Connecticut, Fox Run in Prince Frederick, Maryland, Hillcrest Plaza in Frederick, Maryland, Anneslie in Baltimore, Maryland, Suburban Plaza in Hamilton, New Jersey, Collegetown in Glassboro, New Jersey, Hillcrest Mall in Phillipsburg, New Jersey, The Mall at Cross County in Yonkers, New York, Highridge Plaza in Yonkers, New York, North Ridge in New Rochelle, New York, Village Square in Larchmont, New York, A&P Mamaroneck in Mamaroneck, New York, Port Washington in Port Washington, New York, Bethlehem in Bethlehem, Pennsylvania, Whitehall Square in Whitehall, , Pennsylvania, Bristol Commerce Park in Bristol, Pennsylvania, Park Hills Plaza in Altoona, Pennsylvania, Barn Plaza in Doylestown, Pennsylvania, Best Plaza in Tredyffrin, Pennsylvania, Bensalem Square in Bensalem, Pennsylvania, Street Road in Bensalem, Pennsylvania, Pilgrim Gardens in Drexel Hill, Pennsylvania, 69th Street Plaza in Upper Darby, Pennsylvania and MacArthur Road in Whitehall, Pennsylvania (the "Properties"). (Incorporated by reference to
Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.16 Form of Unrecorded Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., and held in escrow with respect to the Properties located in Maryland and in New York. (Incorporated by reference to Exhibit
10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.17 Escrow Agreement made among KRT Origination Corp., the Borrowers and Robinson Silverman Pearce Aronsohn & Berman LLP, as escrow agent, with respect to the unrecorded second mortgages covering the Properties located in New York and Maryland and referred to in Exhibit 10.52 above.

10.18 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Norman M. Kranzdorf. (Incorporated by reference to
Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.19 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Robert H. Dennis. (Incorporated by reference to
Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.20 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Edmund Barrett. (Incorporated by reference to
Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.21 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Bengt Danielsson. (Incorporated by reference to
Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.22 Severance Benefits Agreement dated as of March 27, 1997 by and between Kranzco Realty Trust and Michael Warrington. (Incorporated by reference to
Exhibit 10.5 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.23 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Michael Kranzdorf. (Incorporated by reference to
Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.24 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Peter J. Linneman. (Incorporated by reference to
Exhibit 10.7 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.25 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and James B. Selonick. (Incorporated by reference to
Exhibit 10.8 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.26 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and E. Donald Shapiro. (Incorporated by reference to
Exhibit 10.9 of the Company's Form 10-Q for the quarter ended June 30, 1997.)

10.27 Agreement dated October 30, 1997 between Kranzco Realty Trust and GP Development Corporation. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.28 Agreement and Plan of Merger dated October 30, 1997 between Kranzco Realty Trust, GP Development Corporation, the shareholders of GP Development Corporation and KR Atlanta, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.29 Mortgage Note for $6,700,000.00, dated as of October 5, 1990, from Holcomb Bridge Partners, L.P., a Georgia limited partnership ("Holcomb"), in favor of Allstate Life Insurance Company ("Allstate") (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.30 Modification of Mortgage Note, dated as of October 31, 1995, between Holcomb and Harris Trust and Savings Bank ("Harris Trust") (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.31 Deed to Secure Debt, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing ("Deed to Secure Debt") from Holcomb to Allstate, dated as of October 5, 1990 (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.32 Modification to Deed to Secure Debt between Holcomb and Harris Trust, dated as of October 31, 1995 (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.33 Real Estate Note for $3,725,000.00, dated as of August 6, 1987, from West Stewarts Mill Associates, Ltd., a Georgia limited partnership ("West Stewarts"), in favor of Confederation Life Insurance Company, a mutual insurance company incorporated in Canada ("Confederation"), first amendment thereto dated as of November 27, 1987, second amendment thereto dated as of November 1, 1993, third amendment thereto dated as of November 1, 1993 and fourth amendment thereto dated as of February 21, 1995 (relating to Park Plaza). (Incorparated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.34 Deed to Secure Debt and Security Agreement between West Stewarts and Confederation,dated as of August 6, 1987, first amendment thereto dated as of November 27, 1987 and second amendment thereto dated as of November 1, 1993 (relating to Park Plaza). (Incorporated by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.35 Escrow Agreement, dated as of November 1, 1993, between Confederation and West Stewarts. (Incorporated by reference to Exhibit 2.9 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.36 Promissory Note for $10,670,000.00, dated as of July 31, 1996, from Mableton Village Associates, L.L.C., a Georgia limited liability company ("Mableton Village"), in favor of Lehman Brothers Holdings, Inc. d/b/a Lehman Capital ("Lehman") (relating to The Village at Mableton). (Incorporated by reference to Exhibit 2.10 to the Company's Current Report on Form 8-K dated November 25, 1997.)

10.37 Deed to Secure Debt and Security Agreement, dated as of July 31, 1996, between Mableton Village and Lehman (relating to The Village at Mableton). (Incorporated by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K dated November 25, 1997.)

21.1 Subsidiaries of Kranzco Realty Trust.

23.1 Consent of Arthur Andersen LLP.