Form 10-Q
period 1998-03-31
KRANZCO REALTY TRUST
filed 1998-05-11
CIK 889427

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

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

                         YES [X]        NO [ ]

As of May 8, 1998, there were 10,444,942 Common Shares of Beneficial Interest, par value $0.01 per share, outstanding.

KRANZCO REALTY TRUST
QUARTERLY REPORT FOR THE PERIOD ENDED
MARCH 31, 1998


INDEX

PART I.                                                             PAGE

   Item 1.  Financial Statements                                     1

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations           10


PART II.    Other Information

   Item 1.  Legal Proceedings                                       14

   Item 2.  Changes in Securities                                   14

   Item 3.  Defaults upon Senior Securities                         14

   Item 4.  Submission of Matters to a Vote of Security Holders     14

   Item 5.  Other Information                                       14

   Item 6.  Exhibits and Reports on Form 8-K                        14


SIGNATURES                                                          15

Kranzco Realty Trust and Subsidiaries
Consolidated Balance Sheets

                                                                                    March 31,       December 31,
                                                                                      1998              1997
                                                                                   (Unaudited)
                                                                                 -------------     -------------
ASSETS:
         Shopping center properties owned, at cost
           Buildings and improvements                                             $375,047,000      $369,969,000
           Land                                                                    116,044,000       114,772,000
                                                                                 -------------     -------------
                                                                                   491,091,000       484,741,000
         Less-accumulated depreciation                                              50,028,000        46,811,000
                                                                                 -------------     -------------
                                                                                   441,063,000       437,930,000

         Cash and cash equivalents                                                   6,448,000        11,423,000
         Restricted cash                                                             1,185,000           883,000
         Rents and other receivables, net of allowance of
           $1,239,000 and $1,152,000, March 31, 1998 and December 31,1997            9,732,000         9,210,000
         Prepaid expenses                                                            2,067,000         1,870,000
         Deferred financing costs, net of accumulated amortization of $918,000
           and $778,000, March 31, 1998 and December 31, 1997                        1,828,000         1,975,000
         Deferred costs, net of accumulated amortization of $672,000
           and $1,043,000, March 31, 1998 and December 31, 1997                      2,155,000         2,119,000
         Other assets                                                                1,172,000           810,000
                                                                                 -------------     -------------
                                   Total assets                                   $465,650,000      $466,220,000
                                                                                 =============     =============


LIABILITIES:
         Mortgages and notes payable                                              $257,201,000      $255,124,000
         Tenant security deposits                                                    1,364,000         1,318,000
         Accounts payable and accrued expenses                                       2,772,000         2,831,000
         Other liabilities                                                             574,000           597,000
         Distributions payable                                                       6,617,000         6,010,000
                                                                                 -------------     -------------
                                   Total liabilities                               268,528,000       265,880,000

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED SHARES, SERIES C, $0.01 PAR VALUE; 178,200
    AND 222,750 SHARES, MARCH 31, 1998 AND DECEMBER 31, 1997                         1,782,000         2,228,000

BENEFICIARIES' EQUITY:
         Preferred shares of beneficial interest, Series A-1,
           $0.01 par value; 11,155 shares,
           March 31, 1998 and December 31, 1997                                          1,000             1,000
         Preferred shares of beneficial interest, Series B-1 and B-2,
           $0.01 par value; 1,183,331 shares,
           March 31, 1998 and December 31, 1997                                         12,000            12,000
         Preferred shares of beneficial interest, Series D,
           $0.01 par value; 1,800,000 shares,
           March 31, 1998 and December 31, 1997                                         18,000            18,000
         Common shares of beneficial interest, $0.01 par value;
           authorized  100,000,000 shares; issued and
           outstanding, 10,444,054 and 10,415,427 as of
           March 31, 1998 and December 31,  1997, respectively                         104,000           104,000
         Capital in excess of par value                                            261,647,000       261,097,000
         Cumulative net income available for common shareholders                    35,465,000        33,806,000
         Cumulative distributions on common shares of beneficial interest         (101,784,000)      (96,771,000)
                                                                                 -------------     -------------
                                                                                   195,463,000       198,267,000
         Unearned compensation on restricted shares of beneficial interest            (123,000)         (155,000)
                                                                                 -------------     -------------
                                   Total beneficiaries' equity                     195,340,000       198,112,000

                                   Total liabilities and beneficiaries' equity    $465,650,000      $466,220,000
                                                                                 =============     =============

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                                                                  For the three   For the three
                                                                                  months ending   months ending
                                                                                 March 31, 1998  March 31, 1997
                                                                                   (Unaudited)    (Unaudited)
                                                                                 -------------     -------------
REVENUE:
     Minimum rent                                                                  $13,407,000       $10,929,000
     Percentage rent                                                                   310,000           268,000
     Expense reimbursements                                                          2,839,000         2,697,000
     Interest income                                                                   123,000            54,000
     Other                                                                              28,000            31,000
                                                                                 -------------     -------------
         Total revenue                                                              16,707,000        13,979,000
                                                                                 -------------     -------------
EXPENSES:
     Interest                                                                        4,871,000         4,486,000
     Depreciation and amortization                                                   3,450,000         2,859,000
     Real estate taxes                                                               1,804,000         1,596,000
     Operations and maintenance                                                      2,101,000         1,971,000
     General and administrative                                                        809,000           601,000
                                                                                 -------------     -------------
         Total expenses                                                             13,035,000        11,513,000
                                                                                 -------------     -------------
NET INCOME                                                                           3,672,000         2,466,000

PREFERRED SHARE DISTRIBUTIONS                                                        2,013,000           465,000
                                                                                 -------------     -------------
NET INCOME FOR COMMON SHAREHOLDERS                                                  $1,659,000        $2,001,000
                                                                                 =============     =============


BASIC AND DILUTED EARNINGS PER COMMON SHARE
     OF BENEFICIAL INTEREST                                                              $0.16             $0.19
                                                                                 =============     =============

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows


                                                                                  For the three   For the three
                                                                                  months ending   months ending
                                                                                 March 31, 1998  March 31, 1997
                                                                                   (Unaudited)    (Unaudited)
                                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                 $3,672,000        $2,466,000
         Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                         3,450,000         2,859,000
               Amortization of unearned compensation on restricted
                shares of beneficial interest                                           32,000            19,000
         Changes in assets and liabilities:
            (Increase) decrease in-
                Rents and other receivables                                           (522,000)          427,000
                Prepaid expenses                                                      (197,000)          (81,000)
                Other assets                                                           (10,000)           47,000
            Increase  (decrease) in-
                Accounts payable and accrued expenses                                  427,000            20,000
                Tenant security deposits                                                46,000            59,000
                Other liabilities                                                      (23,000)           94,000
                                                                                 -------------     -------------
         Net cash provided by operating activities                                   6,875,000         5,910,000
                                                                                 -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Investment in shopping center properties                                 (2,685,000)       (4,616,000)
           Increase (decrease) in other assets                                        (352,000)        2,070,000
           Decrease in accrued acquisition costs                                       (96,000)                0
           Increase in restricted cash                                                (302,000)         (396,000)
           Increase in deferred costs                                                 (122,000)         (176,000)
                                                                                 -------------     -------------
         Net cash used in investing activities                                      (3,557,000)       (3,118,000)
                                                                                 -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Distributions paid on common shares of beneficial interest               (4,999,000)       (4,960,000)
           Distributions paid on preferred shares of beneficial interest            (1,398,000)         (146,000)
           Issuance of common shares of beneficial interest, net                       208,000            19,000
           Issuance of preferred shares of beneficial interest, net                          0          (202,000)
           Redemption of redeemable preferred shares                                  (446,000)                0
           Proceeds of mortgages and notes payable                                           0         3,429,000
           Repayments of mortgages and notes payable                                (1,268,000)         (185,000)
           Decrease in accrued expenses for preferred share offering                  (390,000)                0
           Increase in deferred financing costs                                              0          (553,000)
                                                                                 -------------     -------------
         Net cash used in financing activities                                      (8,293,000)       (2,598,000)
                                                                                 -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (4,975,000)          194,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      11,423,000         5,301,000
                                                                                 -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $6,448,000        $5,495,000
                                                                                 =============     =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of discount on increasing rate preferred shares                              $22,000           $28,000
                                                                                 =============     =============

Preferred and common shares issued as part of the purchase price for the acquisition of real estate:
                          Fair value of assets acquired                             $3,665,000       $63,347,000
                          Liabilities assumed                                        3,345,000        30,200,000
                                                                                 -------------     -------------
                          Preferred shares issued                                           $0       $33,147,000

                          Common shares issued                                        $320,000                $0
                                                                                 =============     =============

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the years ended December 31, 1996 and 1997
For the three months ended March 31, 1998
                                                                                                                        Unearned
                                                                                                        Cumulative  Compensation
                                                              Preferred                  Cumulative  Distributions            on
                                 Common            Preferred  Shares of      Capital    Net Income       on Common    Restricted
                              Shares of            Shares of Beneficial    In Excess      Available      Shares of     Shares of
                             Beneficial       Par Beneficial   Interest          of      for Common     Beneficial    Beneficial
                               Interest     Value   Interest  Par Value    Par Value   Shareholders       Interest      Interest
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, JANUARY 1, 1996      10,322,858 $103,000     11,155     $1,000  $186,914,000    $30,029,000  ($57,061,000)    ($104,000)

Issuance of common shares          9,949        -          -          -       145,000              -              -      (93,000)
Forfeiture of common shares         (23)        -          -          -             -              -              -             -
Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -       118,000      (118,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -        66,000
Net loss                               -        -          -          -             -    (2,580,000)              -             -
Distributions
on preferred shares                    -        -          -          -             -      (577,000)              -             -
Distributions
on common shares
of
beneficial
interest($1.92 per share)              -        -          -          -             -              -   (19,830,000)             -
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, DECEMBER 31, 1996    10,332,784 $103,000     11,155     $1,000  $187,177,000    $26,754,000  ($76,891,000)    ($131,000)


Issuance of common shares         82,697    1,000          -          -     1,545,000              -              -     (125,000)
Forfeiture of common shares         (54)        -          -          -       (1,000)              -              -             -
Issuance
of
preferred
shares-Series B-1, B-2                 -        -  1,183,331     12,000    29,354,000              -              -             -
Issuance
of
preferred shares-Series D              -        -  1,800,000     18,000    42,927,000              -              -             -

Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -        95,000       (95,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -       101,000
Net income                             -        -          -          -             -     10,617,000              -             -
Distributions
on preferred shares                    -        -          -          -             -    (3,470,000)              -             -
Distributions
on common shares
of
beneficial
interest($1.92 per share)              -        -          -          -             -              -   (19,880,000)             -

                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, DECEMBER 31, 1997    10,415,427 $104,000  2,994,486    $31,000  $261,097,000    $33,806,000  ($96,771,000)    ($155,000)


Issuance of common shares         28,627        -          -          -       528,000              -              -             -
Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -        22,000       (22,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -        32,000
Net income                             -        -          -          -             -      3,672,000              -             -
Distributions
on preferred shares                    -        -          -          -             -    (1,991,000)              -             -
Distributions
on common shares
of
beneficial
interest($0.48 per share)              -        -          -          -             -              -    (5,013,000)             -

                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE,
MARCH 31, 1998 (Unaudited)    10,444,054 $104,000  2,994,486    $31,000  $261,647,000    $35,465,000 ($101,784,000)    ($123,000)

The accompanying notes are an integral part of these statements.


ii.
KRANZCO REALTY TRUST AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998

1. BASIS OF PRESENTATION:

The financial statements are unaudited but reflect all adjustments which are necessary, in the opinion of management, to present fairly the results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and related notes contained in Kranzco Realty Trust and its subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1997. Results from any interim period are not necessarily indicative of the results for a full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business and Nature of Operations

Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers and free-standing properties. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of March 31, 1998, the Company owned 59 properties in sixteen states.

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

Real Estate

Real estate assets and improvements or replacements are carried at depreciated cost. Depreciation is computed using the straight-line method over the estimated useful life of thirty years for buildings and the lesser of the useful life or lease term of the improvements. Maintenance and repairs are charged to
expense, as incurred.   The Company determines potential impairment losses in
accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of".

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

Deferred Costs

Deferred costs relate to the placement of debt and the costs of leasing the shopping centers. Deferred financing costs are amortized using the effective interest method over the term of the related debt. Leasing costs are amortized on a straight-line basis over the term of the related lease.

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

Basic EPS is based on the weighted average number of common shares of beneficial interest outstanding. The weighted average number of shares outstanding used in the Basic EPS computations was 10,423,836 and 10,333,925 as
of March 31, 1998 and 1997, respectively.   The Diluted EPS computations have
been adjusted to give effect to common share equivalents; specifically, common share options outstanding. The weighted average number of shares outstanding used in the Diluted EPS computations was 10,427,342 and 10,334,399 as of March 31, 1998 and 1997, respectively. The Company's Series A-1 and B Preferred Shares and the majority of the Company's stock options were not included in the Diluted EPS calculation because their impact would be anti-dilutive based on current market prices.

Statements of Cash Flows

Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $5,157,000 and $4,449,000 for the three months ended March 31, 1998 and 1997, respectively.

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

3. INDEBTEDNESS:

At March 31, 1998 and December 31, 1997, the Company had mortgages and notes payable outstanding of $257,201,000 and $255,124,000, respectively.

In 1996, the Company completed a refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt with a new fixed rate secured financing. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. Interest expense for the three months ending March 31, 1998 and 1997 in the accompanying statements of operations is shown net of capitalized interest of $293,000 and $108,000, respectively.

As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account as of March 31, 1998 was $239,000. All funds in the Capital and TI Reserve Account may be used by the Company to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $428,000 as of March 31, 1998.

In addition, the Company has eleven mortgages outstanding as of March 31, 1998 which were assumed in connection with the acquisition of certain shopping centers. These mortgages have maturity dates ranging from 1999 through 2009. Nine of the eleven mortgages assumed have fixed interest rates ranging from 7.50% to 10.50%. The outstanding principal balance on these mortgages at March 31, 1998 was approximately $54,221,000. The Company is required to make principal payments of $692,000 in 1998, $21,419,000 in 1999, $7,209,000 in 2000,
$4,329,000 in 2001, $3,338,000 in 2002, and $5,311,000 in 2003, respectively, related to these mortgages. The other two mortgages have interest rates payable at a rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum. The outstanding principal balance on these mortgages at March 31, 1998 was approximately $7,280,000. The Company is required to make principal payments of $154,000 in 1998, $218,000 in 1999, $231,000 in 2000, $247,000 in 2001, $262,000 in 2002, and $6,168,000 in 2003,
respectively, related to these two mortgages.

In 1997, the Company obtained a secured line of credit of up to $50.0 million from Salomon Brothers Realty Corp. Amounts borrowed under the line bear interest at the one month London Interbank Offering Rate ("LIBOR") plus 175
basis points, which was 7.44% at March 31, 1998.   As of  March 31, 1998, there
was $14,000,000 outstanding under this facility and an additional $10,000,000 available for future borrowing. The facility is secured by fourteen properties and is due in February 1999. The Company has an option to extend the facility for an additional year. As a condition of the facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $398,000 as of March 31, 1998.

The Company has a $3.0 million secured line of credit from Bank Leumi Trust Company of New York. Amounts borrowed under the line bear interest at 50 basis points above that bank's reference rate, which was 8.50% as of March 31, 1998. There were no outstanding borrowings under this facility as of March 31, 1998. The line has been renewed through June 30, 1998.

The Company has a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at that bank's prime rate. There were no outstanding borrowings under this facility as of March 31, 1998 and the facility's expiration date was extended to December 31, 1998.

4.  ACQUISITIONS:

The Company acquired one shopping center in March 1998 for approximately $4,000,000 which was accounted for by the purchase method. This shopping center was under contract at December 31, 1997. This center was part of a package of five centers located in Georgia (the "Georgia Properties"), of which four of the centers were acquired prior to December 31, 1997.

The Company acquired twenty shopping centers during the year ended December 31, 1997 for approximately $104,000,000 which were accounted for by the purchase method. The results of operations of each center were included from the respective purchase date. The pro forma financial information presented below may not be indicative of results that would have been reported if the acquisitions had occurred on January 1, 1997.

    For the three months ended March 31, 1997
    Pro forma total revenues                              $16,680,000
    Pro forma net income for common shareholders           $1,672,000
    Pro forma net income per common share                       $0.16

In March 1998, the Company executed a letter of intent to enter into a strategic alliance with New America International ("NAI"), the nation's largest privately held affiliation of commercial real estate brokerage and related services firms.
 Pursuant to the terms of the proposed transactions, NAI would become a public company which would be 9.8% owned by the Company and would provide for a long-term cooperative agreement under which the two companies will collaborate in developing new opportunities and revenue streams for each other from real estate brokerage and related services, but will otherwise remain independent.

5. PREFERRED SHARES OF BENEFICIAL INTEREST:

In connection with the purchase of five shopping centers in April 1995, the Company issued 11,155 shares of non-voting Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share, of Kranzco Realty Trust (the "Series A-1 Preferred Shares") at a face
amount of $11,155,000.   The Preferred Shares have an initial distribution rate
of 5.0% per annum with increases of 0.25% per annum up to a maximum rate of 6.5% per annum. As of March 31, 1998, the distribution rate on the Preferred Shares
is 5.50%.    The Preferred Shares are redeemable by the Company at any time at their liquidation preference and are convertible into the Company's Common Shares of Beneficial Interest (the "Common Shares"), at a rate of 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversion dates as they received as a holder of the Preferred Shares, up to a maximum of the greater of 500,000 Common Shares or 5% of the then outstanding Common Shares.

In connection with the UPI acquisition, the Company issued 1,183,331 shares of Series B-1 and Series B-2 Cumulative Convertible Preferred Shares of Beneficial Interest (the "Series B Preferred Shares"), par value $0.01 per share, each with a $25.00 per share liquidation preference. The Series B Preferred Shares have a distribution rate of 9.75% per annum and distributions are paid quarterly on the 20th of January, April, July and October of each year. The Series B-1 Preferred Shares are convertible into Common Shares after February 1998 with the following conversion prices: $19.175 in the first year, $18.69 in the second year, $18.20 in the third year, $17.71 in the fourth year and thereafter. The Series B-2 Preferred Shares automatically convert into Series B-1 Preferred Shares after the third anniversary date and follow the conversion rates of the Series B-1 Preferred Shares thereafter. The Company also issued 356,400 shares of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series C Preferred Shares"), par value $0.01 per share, each with a $10.00 liquidation preference. The Series C Preferred Shares have a distribution rate of 8% per annum and distributions are payable quarterly on the last day of January, April, July and October of each year with respect to the immediately preceding calendar quarter. The Company was required to redeem, commencing April 1997, in eight equal quarterly installments all of the outstanding Series C Preferred Shares at a redemption price equal to the $10.00 liquidation price plus an amount equal to the accrued and unpaid distributions, if any, allocable to the Series C Preferred Shares.

In December 1997, the Company issued 1,800,000 shares of 9 1/2% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series D Preferred Shares"), par value $0.01 per share, each with a $25.00 per share liquidation preference. The proceeds of the issuance were used in connection with the acquisition of four shopping centers in December 1997 and one shopping center in 1998 (approximately $15,774,000 and $225,000, respectively), to repay approximately $19,810,000 of indebtedness and for general corporate purposes. The distributions are paid quarterly on the 20th of each January, April, July and October of each year. The Series D Preferred Shares are not redeemable prior to December 11, 2002. On or after December 11, 2002, the Series D Preferred Shares may be redeemed for cash at the option of the Company at a redemption price of $25.00 per share, plus accrued and unpaid distributions, if any, thereon to the redemption date.

There was no conversion of preferred shares into common shares of beneficial interest during 1997 or during the three months ending March 31, 1998.

6. DISTRIBUTIONS ON COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST:

On March 17, 1998, the Trustees declared a cash distribution of $0.48 per common share, payable to shareholders of record on March 30, 1998. The distribution of $5,013,000 was paid on April 22, 1998. On March 19, 1997, the Trustees declared a cash distribution of $0.48 per common share, payable to shareholders of record as of March 31, 1997. The distribution of $4,960,000 was paid on April 22, 1997.

The Company accrued the quarterly distribution on the Series A-1 Preferred Shares of $153,000 and $146,000 as of March 31, 1998 and 1997, respectively. These distributions were paid on April 1, 1998 and 1997, respectively.

The Company accrued $569,000 and $265,000 of the distribution on the Series B Preferred Shares as of March 31, 1998 and 1997, respectively. The entire distribution of $721,000 and $417,000 was paid on April 20, 1998 and 1997, respectively.

The Company accrued $39,000 and $26,000 of the distribution on the Series C Preferred Shares as of March 31, 1998 and 1997, respectively. The entire distribution of $39,000 and $26,000 was paid on April 30, 1998 and 1997, respectively.

The Company accrued $843,000 of the distribution on the Series D Preferred Shares as of March 31, 1998. The entire distribution of $1,069,000 was paid on April 20, 1998.

7. NEW ACCOUNTING PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The impact of adopting SFAS 130 is not material to the Company's financial statements.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, distributions and acquisitions (including the amount and nature thereof), the use of proceeds of offerings, expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those anticipated in the forward-looking statements. Risks and other factors that might cause such differences, some of which could be material, include, but are not limited to: the burden of the Company's substantial debt obligations; the necessity of future financings to repay the "balloon" payments required at the maturity of certain of the Company's debt obligations; the highly competitive nature of the real estate leasing market; adverse changes in the real estate markets including, among other things, competition with other companies; general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants and lease rents; financial condition and bankruptcy of tenants, including disaffirmance of leases by bankrupt tenants; the availability and terms of debt and equity financing; risks of real estate acquisition, expansion and renovation; governmental actions and initiatives; environmental/safety requirements; and other changes and factors listed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under
Item 1. Business and from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.

Liquidity and Capital Resources

At March 31, 1998 the Company had $6,448,000 of cash on hand. In addition to its cash reserve, unused capacity under credit facilities totaled $14,000,000 at March 31, 1998.

In March 1998, the Company acquired one shopping center in Georgia for approximately $4,000,000. This shopping center was under contract as of December 31, 1997 and was the last of a package of five Georgia properties to be acquired. The other four properties were acquired prior to December 31, 1997. The Company funded the purchase of the property through the assumption of approximately $3.3 million of debt, the issuance of approximately $320,000 of Kranzco Common Shares of Beneficial Interest and the payment of approximately $225,000 of cash.

In March 1998, the Company announced its intent to enter into a strategic alliance with New America International ("NAI"), the nation's largest privately held affiliation of commercial real estate brokerage and related services firms.
 Upon closing, NAI will become a publicly-traded company which will be 9.8% owned by the Company, 70.2% owned by KRT's shareholders and 20% owned by the current shareholders of NAI. The alliance will also provide for a long-term cooperative agreement under which the two companies will collaborate in developing new opportunities and revenue streams for each other from real estate brokerage and related services, but will otherwise remain independent.

As of March 31, 1998, the Company had total mortgages and notes payable of $257,201,000 of which $235,921,000 bears interest at fixed rates ranging from 7.50% to 10.5%. The weighted average interest rate of all of the Company's mortgages and notes payable as of March 31, 1998 was 8.12%. As of March 31, 1998, the Company is required to make aggregate principal payments on all of its outstanding borrowings of $846,000 in 1998, $21,637,000 in 1999, $7,440,000 in
2000, $4,576,000 in 2001, $3,600,000 in 2002 and $193,179,000 in 2003.

In June 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan") at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The entire principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account was $239,000 as of March 31, 1998. The balance in the Capital and TI Reserve Account was $428,000 as of March 31, 1998.

As of March 31, 1998, the Company has two floating rate mortgages with principal outstanding of $7,280,000. The interest rate on both of the mortgages is equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up the the next highest 1/8 percentage rate. The rates are reset once a year. As of March 31, 1998, the rates of the two mortgages were 6.875% and 7.75%.

In 1997, the Company obtained a secured first mortgage loan facility of up to $50 million from Salomon Brothers Realty Corp. (the "Salomon Facility"). Amounts borrowed under the Salomon Facility bear interest at the one-month London Interbank Offering Rate ("LIBOR") plus 175 basis points, which was 7.44% as of March 31, 1998. As of March 31, 1998, there was $14,000,000 outstanding under this facility with $10,000,000 available for future borrowings. The facility is secured by 14 properties and is due in February 1999. The Company has an option to extend the facility for an additional year. The proceeds of the Salomon Facility will be used by the Company for funding property acquisitions, general corporate purposes and capital needs. As a condition of the Salomon facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $398,000 as of March 31, 1998.

In 1996, the Company obtained a $3.0 million secured line of credit from Bank Leumi Trust Company of New York which expires in June 1998. This line is secured by a property in Orange, Connecticut. Amounts borrowed under the line bear interest at 50 basis points above that bank's reference rate, which was 8.5% as of March 31, 1998. There were no outstanding borrowings under this facility as of March 31, 1998.

In 1995 the Company obtained a $1.0 million unsecured line of credit from CoreStates Bank, N.A. Amounts borrowed under the line will bear interest at the bank's prime rate. The facility was extended through December 31, 1998 and there were no borrowings outstanding under this facility as of March 31, 1998.

The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations for common shareholders increased $239,000 or 5% from $4,723,000 for the first quarter of 1997 to $4,962,000 for the first quarter of 1998.

The Company has several tenants which are operating under Chapter 11 of the United States Bankruptcy Code. Among these tenants are Bradlees (three stores representing approximately $2.2 million or 3.6% of the Company's annualized revenues) and Caldor (three stores representing approximately $2.5 million or
4.1% of the Company's annualized revenues).   In March 1998, Bradlees rejected
its leases for its stores in Groton, Connecticut and Whitehall, Pennsylvania and is seeking potential assignees for the stores. The Stop & Shop Companies, Inc. shall remain primarily liable for all payments and other obligations set forth under the leases and has commenced making rental and other payments under the leases for both locations. To date Caldor has not taken any action to reject their leases and continues to pay current rent and operate their stores located in the Company's centers. Effective November 1, 1996, the Company entered into an agreement to reduce common area maintenance and real estate tax reimbursements at one of the Caldor locations for a five year period. Rickel's has affirmed the lease for The Mall at Cross County. The rental for this store amounts to approximately $1.1 million per year including reimbursements for operating expenses. Other tenants in the Company's portfolio that continue to pay current rent and operate their stores under Chapter 11 are individually and in the aggregate less than 1% of annual revenues. The Company believes that it is adequately reserved for these tenants.

During the three months ended March 31, 1998, the Company invested approximately $2,274,000 in the expansion and improvement of existing shopping center properties, exclusive of the acquisition of the fifth Georgia property. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or offer additional equity securities.

Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

The Company has established a Year 2000 compliance review process to assess the impact on the Company's business, operations and financial condition. The process encompasses internal information technology systems, property mechanical operation systems and the potential impact from tenants and vendors. Management does not believe that the Company has material exposure to Year 2000 issues.

Results of Operations

Net income for common shareholders decreased $342,000, or 17%, from $2,001,000 or $0.19 per common share in the first quarter of 1997 to $1,659,000 or $0.16 per common share in the first quarter of 1998. This decrease was due to a combination of factors as described in further detail below.

Minimum rent increased $2,478,000, or 23%, from $10,929,000 in the first quarter of 1997 to $13,407,000 in the first quarter of 1998. The increase was primarily due to the additional rents from the acquisition of the additional twenty centers in 1997 of approximately $2,315,000, combined with an increase in the minimum rents of approximately $163,000 from the other thirty-eight shopping centers. The increase was due to the higher occupancy rate at those centers.

Expense reimbursements increased $142,000, or 5%, from $2,697,000 in the first quarter of 1997 to $2,839,000 in the first quarter of 1998. The increase was primarily due to an increase in the recovery percentage of reimbursable expenses due to an increase in the overall occupancy rate from prior year as well as the high recovery percentage at the centers acquired in 1997.

Interest income increased $69,000, or 128%, from $54,000 in the first quarter of 1997 to $123,000 in the first quarter of 1998. The increase was primarily due to the additional cash available for investment during the first quarter of 1998. This cash was the remaining proceeds of the issuance of the Company's 9 1/2% Series D Cumulative Redeemable Preferred Shares.

Interest expense increased $385,000, or 9%, from $4,486,000 in the first quarter of 1997 to $4,871,000 in the first quarter of 1998. The increase is primarily due to the interest expense incurred in connection with the additional twenty centers acquired in 1997 of approximately $658,000. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $108,000 and $293,000 for the first quarter of 1997 and 1998, respectively.

Depreciation and amortization increased $591,000, or 21%, from $2,859,000 in the first quarter of 1997 to $3,450,000 in the first quarter of 1998. Depreciation expense on buildings and improvements increased approximately $558,000 in the first three months of 1998 versus the first three months of 1997 due to the twenty additional centers acquired in 1997.

Real estate taxes increased $208,000, or 13%, from $1,596,000 in the first quarter of 1997 to $1,804,000 in the first quarter of 1998. The increase was primarily due to the increase in expense from the additional twenty centers acquired in 1997. The increase was offset by the capitalization of real estate taxes on projects under construction and land under development in the amount of $24,000 and $49,000 for the first quarter of 1997 and 1998, respectively.

Operations and maintenance expenses increased $130,000, or 7%, from $1,971,000 in the first quarter of 1997 to $2,101,000 in the first quarter of 1998. The increase was primarily due to the additional costs incurred in operating and maintaining twenty additional shopping centers acquired in 1997. This increase was offset by a decrease in snow removal of approximately $86,000 as a result of the mild winter experienced at the Company's centers in 1998.

General and administrative expenses increased $208,000, or 35%, from $601,000 in the first quarter of 1997 to $809,000 in the first quarter of 1998. The increase is primarily due to capitalization of certain direct labor costs in 1997 related to identifiable projects such as the merger of the Company with UPI and certain leasing projects.

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

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Security Holders

None.

Item 5.Other Information

Not Applicable.

Item 6.Exhibits and Reports on Form 8-K

1. Current Report on Form 8-K of Kranzco Realty Trust, dated March 23, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            KRANZCO REALTY TRUST



Date: May 11, 1998                   /S/ Norman M. Kranzdorf



                      Chief Executive  Officer and President



Date: May 11, 1998                       /S/Robert H. Dennis



                       Chief Financial Officer and Treasurer