Form 10-Q
period 1998-06-30
KRANZCO REALTY TRUST
filed 1998-08-13
CIK 889427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

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

YES [X]        NO [ ]

As of August 12, 1998, there were 10,535,906 Common Shares of Beneficial Interest, par value $0.01 per share, outstanding.

KRANZCO REALTY TRUST
QUARTERLY REPORT FOR THE PERIOD ENDED
JUNE 30, 1998


INDEX

PART I.                                                                 PAGE

   Item 1.  Financial Statements                                          1


   Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     9

   Item 3.  Quantitative and Qualitative Diclosures About Market Risks   13



PART II.    Other Information

   Item 1.  Legal Proceedings                                            14

   Item 2.  Changes in Securities and Use of Proceeds                    14

   Item 3.  Defaults upon Senior Securities                              14

   Item 4.  Submission of Matters to a Vote of Security Holders          14

   Item 5.  Other Information                                            15

   Item 6.  Exhibits and Reports on Form 8-K                             15



SIGNATURES                                                               16

Kranzco Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                                                  June 30,       December 31,
                                                                                    1998             1997
                                                                                (Unaudited)
                                                                                 ------------     ------------

ASSETS:
  Shopping center properties owned, at cost
    Buildings and improvements                                                   $376,427,000     $369,969,000
    Land                                                                          116,108,000      114,772,000

                                                                                 ------------     ------------
                                                                                  492,535,000      484,741,000
  Less-accumulated depreciation                                                    53,285,000       46,811,000
                                                                                 ------------     ------------
                                                                                  439,250,000      437,930,000

  Cash and cash equivalents                                                         6,255,000       11,423,000
  Restricted cash                                                                   1,505,000          883,000
  Rents and other receivables, net of allowance of
    $1,259,000 and $1,152,000, June 30, 1998 and December 31,1997                   9,536,000        9,210,000
  Prepaid expenses                                                                  1,637,000        1,870,000
  Deferred financing costs, net of accumulated amortization of $1,029,000
    and $778,000, June 30, 1998 and December 31,1997                                1,717,000        1,975,000
  Deferred costs, net of accumulated amortization of $768,000
    and $1,043,000, June 30, 1998 and December 31,1997                              2,522,000        2,119,000
  Other assets                                                                        780,000          810,000
                                                                                 ------------     ------------
  Total assets                                                                   $463,202,000     $466,220,000
                                                                                 ============     ============


LIABILITIES:
  Mortgages and notes payable                                                    $258,920,000     $255,124,000
  Tenant security deposits                                                          1,403,000        1,318,000
  Accounts payable and accrued expenses                                             2,510,000        2,831,000
  Other liabilities                                                                   149,000          597,000
  Distributions payable                                                             6,636,000        6,010,000
                                                                                 ------------     ------------
  Total liabilities                                                               269,618,000      265,880,000

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED SHARES, SERIES C, $0.01 PAR VALUE; 133,700 SHARES,
   AND 222,750 SHARES, JUNE 30, 1998 AND DECEMBER 31, 1997                          1,337,000        2,228,000

BENEFICIARIES' EQUITY:
  Preferred shares of beneficial interest, Series A-1,
    $0.01 par value; 11,155 shares,
    June 30, 1998 and December 31, 1997                                                 1,000            1,000
  Preferred shares of beneficial interest, Series B-1 and B-2,
    $0.01 par value; 1,183,277 shares,
    June 30, 1998 and December 31, 1997                                                12,000           12,000
  Preferred shares of beneficial interest, Series D,
    $0.01 par value; 1,800,000 shares,
    June 30, 1998 and December 31, 1997                                                18,000           18,000
  Common shares of beneficial interest, $0.01 par value;
    authorized 100,000,000 shares; issued and
    outstanding, 10,448,762 and 10,415,427 as of June 30, 1998 and
    December 31,1997, respectively                                                    104,000          104,000
  Capital in excess of par value                                                  261,742,000      261,097,000
  Cumulative net income available for common shareholders                          37,260,000       33,806,000
  Cumulative distributions on common shares of beneficial interest               (106,799,000)     (96,771,000)
                                                                                 ------------     ------------
                                                                                  192,338,000      198,267,000
  Unearned compensation on restricted shares of beneficial interest                   (91,000)        (155,000)
                                                                                 ------------     ------------
  Total beneficiaries' equity                                                     192,247,000      198,112,000

  Total liabilities and beneficiaries' equity                                    $463,202,000     $466,220,000
                                                                                 ============     ============

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                         For the three  For the three   For the six     For the six
                                         months ended   months ended    months ended   months ended
                                         June 30, 1998  June 30, 1997  June 30, 1998   June 30, 1997
                                          (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
                                           -----------    -----------     -----------    -----------
REVENUES:
     Minimum rent                          $13,705,000    $12,114,000     $27,112,000    $23,043,000
     Percentage rent                           249,000        281,000         559,000        549,000
     Expense reimbursements                  2,928,000      2,758,000       5,767,000      5,455,000
     Interest income                            84,000         62,000         207,000        116,000
     Other                                      16,000         44,000          44,000         75,000
                                           -----------    -----------     -----------    -----------
         Total revenues                     16,982,000     15,259,000      33,689,000     29,238,000
                                           -----------    -----------     -----------    -----------
EXPENSES:
     Interest                                5,033,000      4,768,000       9,904,000      9,254,000
     Depreciation and amortization           3,473,000      3,131,000       6,923,000      5,990,000
     Real estate taxes                       1,556,000      1,627,000       3,360,000      3,223,000
     Operations and maintenance              2,158,000      2,068,000       4,259,000      4,039,000
     General and administrative                951,000        821,000       1,760,000      1,422,000
                                           -----------    -----------     -----------    -----------
         Total expenses                     13,171,000     12,415,000      26,206,000     23,928,000
                                           -----------    -----------     -----------    -----------
NET INCOME                                   3,811,000      2,844,000       7,483,000      5,310,000

PREFERRED SHARE DISTRIBUTIONS                2,016,000        959,000       4,029,000      1,424,000

NET INCOME FOR COMMON SHAREHOLDERS          $1,795,000     $1,885,000      $3,454,000     $3,886,000
                                           ===========    ===========     ===========    ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE
     SHARE OF BENEFICIAL INTEREST                $0.17          $0.18           $0.33          $0.38
                                           ===========    ===========     ===========    ===========

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                                         For the six    For the six
                                                                         months ended   months ended
                                                                         June 30,1998   June 30,1997
                                                                         ------------   ------------
                                                                          (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                        $7,483,000     $5,310,000
        Adjustments to reconcile net income to net
        cash provided by operating activities:
              Depreciation and amortization                                6,923,000      5,990,000
        Amortization of unearned compensation
              on restricted shares of beneficial interest                     64,000         37,000
        Changes in assets and liabilities:
           (Increase) decrease in-
               Rents and other receivables                                  (326,000)       607,000
               Prepaid expenses                                              233,000        322,000
               Other assets                                                  (42,000)       (61,000)
           Increase  (decrease) in-
               Accounts payable and accrued expenses                          (5,000)       786,000
               Tenant security deposits                                       85,000         74,000
               Other liabilities                                            (448,000)      (198,000)
                                                                         ------------   ------------
        Net cash provided by operating activities                         13,967,000     12,867,000
                                                                         ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in shopping center properties                        (4,129,000)   (71,339,000)
          Decrease in other assets                                            72,000      2,165,000
          Decrease in accrued acquisition costs                               75,000              0
          Increase in restricted cash                                       (622,000)      (436,000)
          Increase in deferred costs                                        (594,000)      (359,000)
                                                                         ------------   ------------
        Net cash used in investing activities                             (5,198,000)   (69,969,000)
                                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Distributions paid on common shares of beneficial interest     (10,012,000)    (9,920,000)
          Distributions paid on preferred shares of beneficial interest   (3,379,000)      (735,000)
          Issuance of common shares of beneficial interest, net              285,000         33,000
          Issuance of preferred shares of beneficial interest, net                 0     32,940,000
          Redemption of redeemable preferred shares                         (891,000)      (445,000)
          Proceeds of mortgages and notes payable                          2,000,000     35,629,000
          Repayments of mortgages and notes payable                       (1,549,000)      (488,000)
          Decrease in accrued expenses for preferred share offering         (391,000)             0
          Increase in deferred financing costs                                     0       (696,000)
                                                                         ------------   ------------
        Net cash used in financing activities                            (13,937,000)    56,318,000
                                                                         ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (5,168,000)      (784,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            11,423,000      5,301,000
                                                                         ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $6,255,000     $4,517,000
                                                                         ============   ============


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of discount on increasing rate preferred shares                    $40,000        $28,000
                                                                         ============   ============
Preferred and common shares issued as part of the
  purchase price for the acquisition of real estate:
                         Fair value of assets acquired                    $3,665,000    $63,347,000
                         Liabilities assumed                               3,345,000     30,200,000
                                                                         ------------   ------------
                         Preferred shares issued                                  $0    $33,147,000

                         Common shares issued                               $320,000             $0
                                                                         ============   ============

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the years ended December 31, 1996 and 1997
For the six months ended June 30, 1998

                                                                                                                        Unearned
                                                                                                        Cumulative  Compensation
                                                              Preferred                  Cumulative  Distributions            on
                                 Common            Preferred  Shares of      Capital    Net Income       on Common    Restricted
                              Shares of            Shares of Beneficial    In Excess      Available      Shares of     Shares of
                             Beneficial       Par Beneficial   Interest          of      for Common     Beneficial    Beneficial
                               Interest     Value   Interest  Par Value    Par Value   Shareholders       Interest      Interest
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, JANUARY 1, 1996      10,322,858 $103,000     11,155     $1,000  $186,914,000    $30,029,000  ($57,061,000)    ($104,000)

Issuance of common shares          9,949        -          -          -       145,000              -              -      (93,000)
Forfeiture of common shares         (23)        -          -          -             -              -              -             -
Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -       118,000      (118,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -        66,000
Net loss                               -        -          -          -             -    (2,580,000)              -             -
Distributions
on preferred shares                    -        -          -          -             -      (577,000)              -             -
Distributions
on common shares
of
beneficial
interest($1.92 per share)              -        -          -          -             -              -   (19,830,000)             -

BALANCE, DECEMBER 31, 1996    10,332,784 $103,000     11,155     $1,000  $187,177,000    $26,754,000  ($76,891,000)    ($131,000)

Issuance of common shares         82,697    1,000          -          -     1,545,000              -              -     (125,000)
Forfeiture of common shares         (54)        -          -          -       (1,000)              -              -             -
Issuance
of
preferred
shares-Series B-1, B-2                 -        -  1,183,331     12,000    29,354,000              -              -             -
Issuance
of
preferred shares-Series D              -        -  1,800,000     18,000    42,927,000              -              -             -

Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -        95,000       (95,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -       101,000
Net income                             -        -          -          -             -     10,617,000              -             -
Distributions
on preferred shares                    -        -          -          -             -    (3,470,000)              -             -
Distributions
on common shares
of
beneficial
interest($1.92 per share)              -        -          -          -             -              -   (19,880,000)             -


BALANCE, DECEMBER 31, 1997    10,415,427 $104,000  2,994,486    $31,000  $261,097,000    $33,806,000  ($96,771,000)    ($155,000)

Issuance of common shares         33,335        -          -          -       606,000              -              -             -
Conversion
of
Series B-1 to common shares            -        -       (54)          -       (1,000)              -              -             -
Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -        40,000       (40,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -        64,000
Net income                             -        -          -          -             -      7,483,000              -             -
Distributions
on preferred shares                    -        -          -          -             -    (3,989,000)              -             -
Distributions
on common shares
of
beneficial
interest($0.96 per share)              -        -          -          -             -              -   (10,028,000)             -

BALANCE,
JUNE 30, 1998 (Unaudited)     10,448,762 $104,000  2,994,432    $31,000  $261,742,000    $37,260,000 ($106,799,000)     ($91,000)


The accompanying notes are an integral part of these statements.


ii.
KRANZCO REALTY TRUST AND  SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business and Nature of Operations

Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers and free-standing properties. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of June 30, 1998, the Company owned 59 properties in sixteen states.

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

Basic EPS is based on the weighted average number of common shares of beneficial interest outstanding. The weighted average number of shares outstanding used in the Basic EPS computations was 10,434,621 and 10,334,363
as of June 30, 1998 and 1997, respectively.   The Diluted EPS computations
have been adjusted to give effect to common share equivalents; specifically, common share options outstanding. The weighted average number of shares outstanding used in the Diluted EPS computations was 10,441,256 and 10,335,352 as of June 30, 1998 and 1997, respectively. The Company's Series A-1 and B Preferred Shares and the majority of the Company's stock options were not included in the Diluted EPS calculation because their impact would be anti-dilutive based on current market prices.

Statements of Cash Flows

Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $10,388,000 and $9,483,000 for the six months ended June 30, 1998 and 1997, respectively.

3. INDEBTEDNESS:

At June 30, 1998 and December 31, 1997, the Company had mortgages and notes payable outstanding of $258,920,000 and $255,124,000, respectively.

In 1996, the Company completed a refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt with a new fixed rate secured financing. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. Interest expense for the six months ending June 30, 1998 and 1997 in the accompanying statements of operations is shown net of capitalized interest of $469,000 and $331,000, respectively.

As a condition of the Mortgage Loan,  the Company was required to establish
a Sinking Fund Account and a Capital and TI Reserve Account.   The balance
in the Sinking Fund Account as of June 30, 1998 was $275,000. All funds in the Capital and TI Reserve Account may be used by the Company to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $680,000 as of June 30, 1998.

In addition, the Company has eleven mortgages outstanding as of June 30, 1998 which were assumed in connection with the acquisition of certain shopping centers. These mortgages have maturity dates ranging from 1999 through 2009. Nine of the eleven mortgages assumed have fixed interest rates ranging from 7.50% to 10.50%. The outstanding principal balance on these mortgages at June 30, 1998 was approximately $53,994,000. The Company is required to make principal payments of $465,000 in 1998, $7,419,000 in 1999, $7,209,000 in 2000, $4,329,000 in 2001, $3,338,000 in 2002, and $5,311,000
in 2003, respectively, related to these mortgages. The other two mortgages have interest rates payable at a rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum. The outstanding principal balance on these mortgages at June 30, 1998 was approximately $7,226,000. The Company is required to make principal payments of $100,000 in 1998, $218,000 in 1999, $231,000 in 2000, $247,000
in 2001, $262,000 in 2002, and $6,168,000 in 2003, respectively, related to these two mortgages.

In 1997, the Company obtained a secured line of credit of up to $50 million from Salomon Brothers Realty Corp. Amounts borrowed under the line bear interest at the one month London Interbank Offering Rate ("LIBOR") plus 175
basis points, which interest rate was 7.40% at June 30, 1998.   As of  June
30, 1998, there was $16,000,000 outstanding under this facility and an additional $8,000,000 available for future borrowing. The facility is secured by fourteen properties and is due in February 1999. The Company has an option to extend the facility for an additional year. As a condition of the facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $405,000 as of June 30, 1998.

The Company has a $3.0 million secured line of credit from Bank Leumi Trust Company of New York. Amounts borrowed under the line bear interest at 50 basis points above that bank's reference rate, which interest rate was 8.50% as of June 30, 1998. There was no outstanding borrowings under this facility as of June 30, 1998. The line has been extended to June 30, 1999.

The Company has a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at that
bank's prime rate which was 8.5% as of June 30, 1998.    There were no
outstanding borrowings under this facility as of June 30, 1998 and the facility's expiration date was extended to December 31, 1998.

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

    For the six months ended June 30, 1997
    Pro forma total revenues                              $33,291,000
    Pro forma net income for common shareholders           $3,311,000
    Pro forma net income per common share                       $0.32

On August 12, 1998, the Company commenced an Exchange Offer pursuant to which the Company is offering to exchange an aggregate of $8,000,000 of Callable Convertible Subordinated Notes Due 2008, for an aggregate of 10,379,531 shares of common stock, par value $.01 per share (the "NAI Shares") of New America Network, Inc., a Delaware corporation which conducts business under the name New America International ("NAI"), or approximately 80% of the outstanding NAI Shares. NAI is the nation's largest privately held affiliation of commercial real estate brokerage and related services
firms.   Pursuant to the terms of the proposed transactions, NAI would become a public company which would be approximately 9.8% owned by the Company and would provide for a long-term cooperative agreement under which the two companies will collaborate in developing new opportunities and revenue streams for each other from real estate brokerage and related services, but will otherwise remain independent.

In June 1998, the Company entered into an agreement to acquire nine community shopping centers in five midwestern and southern states for approximately $85 million. The centers have a total of 1.4 million square feet of gross leasable area and an overall leased rate of approximately 99%. The purchase is subject to customary due diligence and is expected to close in the third quarter.

5. PREFERRED SHARES OF BENEFICIAL INTEREST:

In connection with the purchase of five shopping centers in April 1995, the Company issued 11,155 shares of non-voting Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share, of Kranzco Realty Trust (the "Series A-1 Preferred Shares")
at a face amount of $11,155,000.   The Preferred Shares have an initial
distribution rate of 5.0% per annum with increases of 0.25% per annum up to a maximum rate of 6.5% per annum. As of June 30, 1998, the distribution
rate on the Preferred Shares is 5.75%.    The Preferred Shares are
redeemable by the Company at any time at their liquidation preference and are convertible into the Company's Common Shares of Beneficial Interest (the "Common Shares"), at a rate of 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversion dates as they received as a holder of the Preferred Shares, up to a maximum of the greater of 500,000 Common Shares or 5% of the then outstanding Common Shares.

In connection with the UPI acquisition, the Company issued 1,183,331 shares of Series B-1 and Series B-2 Cumulative Convertible Preferred Shares of Beneficial Interest (the "Series B Preferred Shares"),
par value $0.01 per share, each with a $25.00 per share liquidation preference. The Series B Preferred Shares have a distribution rate of 9.75% per annum and distributions are paid quarterly on the 20th of January, April, July and October of each year. The Series B-1 Preferred Shares are convertible into Common Shares after February 1998 with the following conversion prices: $19.175 in the first year, $18.69 in the second year, $18.20 in the third year, $17.71 in the fourth year and thereafter. In the second quarter of 1998, 54 shares of the Series B Preferred Shares were
converted into 70 Common Shares.   The Series B-2 Preferred Shares
automatically convert into Series B-1 Preferred Shares after the third anniversary date and follow the conversion rates of the Series B-1 Preferred Shares thereafter. The Company also issued 356,400 shares of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series C Preferred Shares"), par value $0.01 per share, each with a $10.00 liquidation preference. The Series C Preferred Shares have a distribution rate of 8% per annum and distributions are payable quarterly on the last day of January, April, July and October of each year with respect to the immediately preceding calendar quarter. The Company was required to redeem, commencing April 1997, in eight equal quarterly installments all of the outstanding Series C Preferred Shares at a redemption price equal to the $10.00 liquidation price plus an amount equal to the accrued and unpaid distributions, if any, allocable to the Series C Preferred Shares.

In December 1997, the Company issued 1,800,000 shares of 9 1/2% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series D Preferred Shares"), par value $0.01 per share, each with a $25.00 per share liquidation preference. The proceeds of the issuance were used in connection with the acquisition of four shopping centers in December 1997 and one shopping center in 1998(approximately $15,774,000 and $225,000, respectively), to repay approximately $19,810,000 of indebtedness and for general corporate purposes. The distributions are paid quarterly on the 20th of each January, April, July and October of each year. The Series D Preferred Shares are not redeemable prior to December 11, 2002. On or after December 11, 2002, the Series D Preferred Shares may be redeemed for cash at the option of the Company at a redemption price of $25.00 per share, plus accrued and unpaid distributions, if any, thereon to the redemption date.

Other than the 54 Series B Preferred Shares discussed above, there was no conversion of preferred shares into common shares of beneficial interest during 1997 or during the six months ending June 30, 1998.

6. DISTRIBUTIONS ON COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST:
On June 3, 1998, the Trustees declared a cash distribution of $0.48 per common share, payable to shareholders of record on June 26, 1998. The distribution of $5,015,000 was paid on July 22, 1998. On June 4, 1997, the Trustees declared a cash distribution of $0.48 per common share, payable to shareholders of record as of June 27, 1997. The distribution of $4,961,000 was paid on July 23, 1997.

The Company recorded the quarterly distribution on the Series A-1 Preferred Shares of $159,000 and $152,000 as of June 30, 1998 and 1997, respectively. These distributions were paid on July 1, 1998 and 1997, respectively.

The Company recorded $577,000 and $569,000 of the distribution on the Series B Preferred Shares as of June 30, 1998 and 1997, respectively. The entire distribution of $721,000 and $722,000 was paid on July 20, 1998 and 1997, respectively.

The Company recorded $30,000 and $62,000 of the distribution on the Series C Preferred Shares as of June 30, 1998 and 1997, respectively. The entire distribution of $30,000 and $62,000 was paid on July 31, 1998 and 1997, respectively.

The Company recorded $855,000 of the distribution on the Series D Preferred Shares as of June 30, 1998. The entire distribution of $1,069,000 was paid on July 20, 1998.

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

Liquidity and Capital Resources

At June 30, 1998 the Company had $6,255,000 of cash on hand. In addition to its cash reserve, unused capacity under credit facilities totaled
$12,000,000 at June 30, 1998.

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

On June 26, 1998 the Company entered into an agreement to acquire nine community shopping centers in five midwestern and southern states for approximately $85 million. The purchase price initially will be financed through a first mortgage financing and borrowings under Kranzco's $50 million secured first mortgage loan facility with Salomon Brothers Realty Corp. The centers have a total of 1.4 million square feet of GLA and an overall leased rate of approximately 99%. Wal-Mart is a tenant in nine of the centers and has vacated its space at two of the centers but continues to pay rent in accordance with its leases. Wal-Mart has subleased space at one of these two centers to a third party. Besides Wal-Mart, other well-known anchor retailers are Eckerd Drug, Food Lion, Radio Shack and CVS. After the purchase, Kranzco will own 68 properties in 19 states with a total of nine million square feet of GLA, an approximate 15 percent increase in GLA. The purchase is subject to customary due diligence and is expected to close by the end of September.

On August 12, 1998, the Company commenced an Exchange Offer pursuant to which the Company is offering to exchange (the "Exchange Offer") an aggregate of $8,000,000 of Callable Convertible Subordinated Notes Due 2008, for an aggregate of 10,379,531 shares of common stock, par value $.01 per share (the "NAI Shares") of New America Network, Inc., a Delaware corporation which conducts business under the name New America International ("NAI"), or approximately 80% of the outstanding NAI Shares. Immediately following the consummation of the Exchange Offer, NAI and Kranzco will, among other things, enter into an Intercompany Agreement which will provide for the companies to grant each other certain rights of first opportunity and first notification with respect to certain business opportunities and will also provide for the provision of certain consulting services by Kranzco to NAI.

Immediately following the consummation of the Exchange Offer, pursuant to a Registration Statement, Kranzco intends to distribute (the "Distribution") approximately 70.2% of the outstanding NAI Shares to holders of Common Shares and holders of the outstanding Series B-1 Preferred Shares and Series B-2 Preferred Shares of Beneficial Interest, each par value $.01 per share, (together, the "Series B Preferred Shares") of Kranzco, on the basis of one NAI Share for each Common Share and one NAI share for each Common Share into which the Series B Preferred Shares are convertible. Upon the consummation of the Distribution, Kranzco will own approximately 9.8% of the outstanding NAI Shares, Kranzco shareholders will own approximately 70.2% of the outstanding NAI shares, and the persons who owned NAI Shares prior to the Exchange Offer will own an aggregate of approximately 20% of the NAI Shares.


As of June 30, 1998, the Company had total mortgages and notes payable of $258,920,000 of which $235,694,000 bears interest at fixed rates ranging from 7.50% to 10.5%. The weighted average interest rate of all of the Company's mortgages and notes payable as of June 30, 1998 was 8.10%. As of June 30, 1998, the Company is required to make aggregate principal payments on all of its outstanding borrowings of $565,000 in 1998, $23,637,000 in 1999, $7,440,000 in 2000, $4,576,000 in 2001, $3,600,000 in 2002 and
$193,179,000 in 2003.

In June 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan") at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The entire principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account was $275,000 as of June 30, 1998. The balance in the Capital and TI Reserve Account was $680,000 as of June 30, 1998.

As of June 30, 1998, the Company had two floating rate mortgages with principal outstanding of $7,226,000. The interest rate on both of the mortgages is equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up the the next highest 1/8 percentage rate.
 The rates are reset once a year. As of June 30, 1998, the rates of the two mortgages were 6.875% and 7.00%.

In 1997, the Company obtained a secured first mortgage loan facility of up to $50 million from Salomon Brothers Realty Corp. (the "Salomon Facility"). Amounts borrowed under the Salomon Facility bear interest at the one-month London Interbank Offering Rate ("LIBOR") plus 175 basis points, which interest rate was 7.40% as of June 30, 1998. As of June 30, 1998, there was $16,000,000 outstanding under this facility with $8,000,000 available for future borrowings. The facility is secured by 14 properties and is due in February 1999. The Company has an option to extend the facility for an additional year. The proceeds of the Salomon Facility will be used by the Company for funding property acquisitions, general corporate purposes and capital needs. As a condition of the Salomon facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $405,000 as of June 30, 1998.

In 1996, the Company obtained a $3.0 million secured line of credit from Bank Leumi Trust Company of New York. This line is secured by a property in Orange, Connecticut. Amounts borrowed under the line bear interest at 50 basis points above that bank's reference rate, which interest rate was 8.5% as of June 30, 1998. There were no outstanding borrowings under this facility as of June 30, 1998. The line has been extended until June 30, 1999.

In 1995 the Company obtained a $1.0 million unsecured line of credit from CoreStates Bank, N.A. Amounts borrowed under the line will bear interest at the bank's prime rate which was 8.5% as of June 30, 1998. The facility was extended through December 31, 1998 and there were no borrowings outstanding under this facility as of June 30, 1998.

The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations for common shareholders increased $311,000 or 6% from $4,845,000 for the second quarter of 1997 to $5,156,000 for the second quarter of 1998, and increased $550,000 or 6% from $9,568,000 for the first six months of 1997 to $10,118,000 for the first six months of 1998.

The Company has several tenants which are operating under Chapter 11 of the United States
Bankruptcy Code. Among these tenants are Bradlees (three stores representing approximately $2.2 million or 3.6% of the Company's annualized revenues) and Caldor (three stores representing approximately $2.5 million or 4.1% of the
Company's annualized revenues).   In March 1998, Bradlees rejected its
leases for its stores in Groton, Connecticut and Whitehall, Pennsylvania and is seeking potential assignees for the stores. The Stop & Shop Companies, Inc. shall remain primarily liable for all payments and other obligations set forth under the leases and has commenced making rental and other payments under the leases for both locations. To date Caldor has not taken any action to reject their leases and continues to pay current rent and operate their stores located in the Company's centers. Effective November 1, 1996, the Company entered into an agreement to reduce common area maintenance and real estate tax reimbursements at one of the Caldor locations for a five year period. Rickel's affirmed the lease for The Mall at Cross County. The rental for this store amounts to approximately $1.1 million per year including reimbursements for operating expenses. In May 1998, this lease was assigned to National Wholesale Liquidators, Inc.
Other tenants in the Company's portfolio that continue to pay current rent and operate their stores under Chapter 11 are individually and in the aggregate less than 1% of annual revenues. The Company believes that it is adequately reserved for these tenants.

During the six months ended June 30, 1998, the Company invested approximately $4,129,000 in the expansion and improvement of existing shopping center properties, exclusive of the acquisition of the fifth Georgia property in the first quarter of 1998. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or offer additional equity securities.

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

Results of Operations

Net income for common shareholders decreased $90,000 from $1,885,000 or $0.18 per common share in the second quarter of 1997 to $1,795,000 or $0.17 per common share in the second quarter of 1998. Net income for common shareholders decreased $432,000 from $3,886,000, or $0.38 per common share, for the first six months of 1997 to $3,454,000, or $0.33 per common share, for the corresponding period in 1998. This decrease was due to a combination of factors as described in further detail below.

Minimum rent increased $1,591,000 or 13% from $12,114,000 in the second quarter of 1997 to $13,705,000 in the second quarter of 1998 and increased $4,069,000 or 18% from $23,043,000 for the first six months of 1997 to $27,112,000 for the corresponding period in 1998. The increase was primarily due to the additional rents from the twenty shopping centers acquired in 1997 of approximately $3,551,000, as well as an increase in the minimum rents of approximately $517,000 from the other thirty-eight shopping centers.

Expense reimbursements increased $170,000 or 6% from $2,758,000 in the second quarter of 1997 to $2,928,000 in the second quarter of 1998 and
increased $312,000 or 6% from $5,455,000      for the first six months of
1997 to $5,767,000 for the corresponding period in 1998. The increase was primarily due to an increase in the recovery percentage of reimbursable expenses due to an increase in the overall occupancy rate from the prior year as well as the high recovery percentage at the centers acquired in 1997.

Interest income increased $22,000 or 35% from $62,000 in the second quarter of 1997 to $84,000 in the second quarter of 1998 and increased $91,000 or 78% from $116,000 for the first six months of 1997 to $207,000 for the corresponding period in 1998. The increase was primarily due to the additional cash available for investment during the first quarter of 1998. The additional cash primarily consisted of the remaining proceeds of the issuance of the Company's 9 1/2% Series D Cumulative Redeemable Preferred Shares.

Interest expense increased $265,000 or 6% from $4,768,000 in the second quarter of 1997 to $5,033,000 in the second quarter of 1998 and $650,000 or 7% from $9,254,000 for the first six months of 1997 to $9,904,000 for the corresponding period in 1998. The increase is primarily due to the interest expense incurred in connection with the additional twenty shopping centers acquired in 1997. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $224,000 and $176,000 for the second quarter of 1997 and 1998, respectively, and $331,000 and $469,000 for the first six months of 1997 and 1998, respectively.

Depreciation and amortization increased $342,000 or 11% from $3,131,000 in the second quarter of 1997 to $3,473,000 in the second quarter of 1998 and increased $933,000 or 16% from $5,990,000 for the first six months of 1997 to $6,923,000 for the corresponding period in 1998. The increase is due to the additional depreciation expense on buildings and improvements due to the twenty shopping centers acquired in 1997 as well as two full quarters of depreciation taken on improvements made prior to 1998.


Real estate taxes decreased $71,000 or 4% from $1,627,000 in the second quarter of 1997 to $1,556,000 in the second quarter of 1998, and increased $137,000 or 4% from $3,223,000 for the first six months of 1997 to $3,360,000 for the corresponding period in 1998. The decrease in the second quarter and the relatively minor increase for the six months is due to real estate tax refunds of approximately $235,000 received from tax appeals which offset the increase in taxes from the additional centers acquired in 1997. The increase was offset by the capitalization of real estate taxes on projects under construction and land under development in the amount of $53,000 and $29,000 for the second quarter of 1997 and 1998, respectively, and $77,000 for the first six months of 1997 and 1998, respectively.

Operations and maintenance expenses increased $90,000 or 4% from $2,068,000 in the second quarter of 1997 to $2,158,000 in the second quarter of 1998 and increased $220,000 or 5% from $4,039,000 for the first six months of 1997 to $4,259,000 for the corresponding period in 1998. The increase was primarily due to the additional costs incurred in operating and maintaining twenty additional shopping centers acquired in 1997. This increase was offset by a decrease in snow removal of approximately $184,000 as a result of the mild winter experienced at the Company's centers in 1998.

General and administrative expenses increased $130,000 or 16% from $821,000 in the second quarter of 1997 to $951,000 in the second quarter of 1998 and increased $338,000 or 24% from $1,422,000 for the first six months of 1997 to $1,760,000 for the corresponding period in 1998. The increase is primarily due to capitalization of certain direct labor costs in 1997 related to identifiable projects such as the merger of the Company with UPI and certain leasing projects.


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

Quantitative and Qualitative Disclosures About Market Risks

Not applicable.


Part II
OTHER INFORMATION


Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on June 3, 1998. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14 under the Securities Exchange Act of 1934. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected. There were no broker non-votes in connection with such proposal.

Votes of 9,349,089 shares were cast for the election of Edmund
Barrett as a Trustee; votes of 99,318 shares were withheld.

Votes of 9,350,075 shares were cast for the election of Robert H.
Dennis as a Trustee; votes of 98,332 shares were withheld.

Votes of 9,350,235 shares were cast for the election of Gerald C.
Finn as a Trustee; votes of 98,172 shares were withheld.

In connection with Proposal 2, there was no solicitation in opposition of the approval of amendment no. 2 to the Company's 1992 Employee Share Option Plan and amendment no. 2 to the Company's 1992 Trustee Share Option Plan as set forth in the Proxy Statement and such amendments were approved. There were no broker non-votes in connection with such proposal.

Votes of 8,532,819 shares were cast for the amendment no. 2 to the Company's 1992 Employee Share Option Plan and amendment no. 2 to the Company's 1992 Trustee Share Option Plan; votes of 786,331 shares were against; and votes of 129,256 shares abstained.

In connection with Proposal 3, there was no solicitation in opposition of the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 1998 as set forth in the proxy statement and such appointment was ratified. There were no broker non-votes in connection with such proposal.

Votes of 9,362,551 shares were cast for the ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants; votes of 44,560 shares were against; and votes of 41,295 shares abstained.

Item 5.     Other Information

On August 6, 1998, pursuant to the Company's Registration
Statement on Form S-3, the Company sold 73,455 Common Shares to an institutional investor at a negotiated purchase price equal to $18.1572, and net offering proceeds to the Company, after the deduction of estimated offering expenses of $20,000, were approximately $1,313,333.

Item 6.     Exhibits and Reports on Form 8-K

None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    KRANZCO REALTY TRUST




Date:  August 13, 1998                  /S/ Norman M. Kranzdorf

                    Chief Executive Officer and President





Date:    August 13, 1998                    /S/Robert H. Dennis

                    Chief Financial Officer and Treasurer