Form 10-Q
period 1998-09-30
KRANZCO REALTY TRUST
filed 1998-11-10
CIK 889427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

YES [X]        NO [ ]

As of November 6, 1998, there were 10,537,134 Common Shares of Beneficial Interest, par value $0.01 per share, outstanding.

KRANZCO REALTY TRUST
QUARTERLY REPORT FOR THE PERIOD ENDED
SEPTEMBER 30, 1998


INDEX

PART I.                                                                 PAGE

   Item 1.  Financial Statements                                          1


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10

   Item 3.  Quantitative and Qualitative Diclosures About Market Risks   15



PART II.    Other Information

   Item 1.  Legal Proceedings                                            16

   Item 2.  Changes in Securities and Use of Proceeds                    16

   Item 3.  Defaults upon Senior Securities                              16

   Item 4.  Submission of Matters to a Vote of Security Holders          16

   Item 5.  Other Information                                            16

   Item 6.  Exhibits and Reports on Form 8-K                             16



SIGNATURES                                                               18

Kranzco Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                                                             September 30,   December 31,
                                                                                             1998            1997
                                                                                             (Unaudited)
                                                                                            ------------     ------------
ASSETS:
         Shopping center properties owned, at cost
           Buildings and improvements                                                       $435,435,000     $369,969,000
           Land                                                                              147,437,000      114,772,000
                                                                                            ------------     ------------
                                                                                             582,872,000      484,741,000
         Less-accumulated depreciation                                                        56,320,000       46,811,000
                                                                                            ------------     ------------
                                                                                             526,552,000      437,930,000

         Cash and cash equivalents                                                             6,940,000       11,423,000
         Restricted cash                                                                       1,208,000          883,000
         Rents and other receivables, net of allowance of
           $1,337,000 and $1,152,000, September 30, 1998 and December 31,1997                  9,968,000        9,210,000
         Prepaid expenses                                                                      3,626,000        1,870,000
         Deferred financing costs, net of accumulated amortization of $1,069,000
           and $778,000, September 30, 1998 and December 31,1997                               2,235,000        1,975,000
         Deferred costs, net of accumulated amortization of $863,000
           and $1,043,000, September 30, 1998 and December 31,1997                             2,625,000        2,119,000
         Other assets                                                                          1,019,000          810,000
                                                                                            ------------     ------------
         Total assets                                                                       $554,173,000     $466,220,000
                                                                                            ============     ============


LIABILITIES:
         Mortgages and notes payable                                                        $350,531,000     $255,124,000
         Tenant security deposits                                                              1,446,000        1,318,000
         Accounts payable and accrued expenses                                                 2,758,000        2,831,000
         Other liabilities                                                                     1,332,000          597,000
         Distributions payable                                                                 6,670,000        6,010,000
                                                                                            ------------     ------------
         Total liabilities                                                                   362,737,000      265,880,000

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED SHARES, SERIES C, $0.01 PAR VALUE; 89,100 SHARES,
   AND 222,750 SHARES, SEPTEMBER 30, 1998 AND DECEMBER 31, 1997                                  891,000        2,228,000

BENEFICIARIES' EQUITY:
         Preferred shares of beneficial interest, Series A-1,
           $0.01 par value; 11,155 shares,
           September 30, 1998 and December 31, 1997                                                1,000            1,000
         Preferred shares of beneficial interest, Series B-1 and B-2,
           $0.01 par value; 1,183,277 and
           1,183,331 shares, September 30, 1998 and December 31, 1997                             12,000           12,000
         Preferred shares of beneficial interest, Series D, $0.01 par value;
           1,800,000 shares,
           September 30, 1998 and December 31, 1997                                               18,000           18,000
         Common shares of beneficial interest, $0.01 par value; authorized
           100,000,000 shares; issued and
           outstanding, 10,535,906 and 10,415,427 as of September 30, 1998
           and December 31,  1997, respectively                                                  105,000          104,000
         Capital in excess of par value                                                      263,345,000      261,097,000
         Cumulative net income available for common shareholders                              39,205,000       33,806,000
         Cumulative distributions on common shares of beneficial interest                   (111,856,000)     (96,771,000)
                                                                                            ------------     ------------
                                                                                             190,830,000      198,267,000
         Unearned compensation on restricted shares of beneficial interest                      (285,000)        (155,000)
                                                                                            ------------     ------------
         Total beneficiaries' equity                                                         190,545,000      198,112,000

         Total liabilities and beneficiaries' equity                                        $554,173,000     $466,220,000
                                                                                            ============     ============

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                           For the three  For the three  For the nine   For the nine
                                           months ended   months ended   months ended   months ended
                                           September 30,  September 30,  September 30,  September 30,
                                           1998           1997           1998           1997
                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                            -----------    -----------     -----------    -----------
REVENUES:
     Minimum rent                            $13,708,000    $12,142,000    $40,820,000    $35,185,000
     Percentage rent                             151,000        282,000        710,000        831,000
     Expense reimbursements                    3,348,000      2,798,000      9,115,000      8,253,000
     Interest income                              70,000         64,000        277,000        180,000
     Other                                        19,000         19,000         63,000         94,000
                                             -----------    -----------    -----------    -----------
         Total revenues                       17,296,000     15,305,000     50,985,000     44,543,000
                                             -----------    -----------    -----------    -----------

EXPENSES:
     Interest                                  5,110,000      4,816,000     15,014,000     14,070,000
     Depreciation and amortization             3,478,000      3,257,000     10,401,000      9,247,000
     Real estate taxes                         1,839,000      1,668,000      5,199,000      4,891,000
     Operations and maintenance                2,249,000      2,023,000      6,508,000      6,062,000
     General and administrative                  796,000        768,000      2,556,000      2,190,000
                                             -----------    -----------    -----------    -----------
         Total expenses                       13,472,000     12,532,000     39,678,000     36,460,000
                                             -----------    -----------    -----------    -----------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE      3,824,000      2,773,000     11,307,000      8,083,000

GAIN ON SALE OF REAL ESTATE                      109,000              0        109,000              0
                                             -----------    -----------    -----------    -----------

NET INCOME                                     3,933,000      2,773,000     11,416,000      8,083,000

PREFERRED SHARE DISTRIBUTIONS                  1,987,000        955,000      6,016,000      2,379,000
                                             -----------    -----------    -----------    -----------

NET INCOME FOR COMMON SHAREHOLDERS            $1,946,000     $1,818,000     $5,400,000     $5,704,000
                                             ===========    ===========    ===========    ===========

NET INCOME BEFORE GAIN ON
 SALE OF REAL ESTATE PER COMMON SHARE
 OF BENEFICIAL INTEREST                            $0.18          $0.18          $0.51          $0.55

GAIN ON SALE OF REAL ESTATE PER COMMON
     SHARE OF BENEFICIAL INTEREST                  $0.01          $0.00          $0.01          $0.00
                                             -----------    -----------    -----------    -----------

BASIC AND DILUTED EARNINGS PER COMMON SHARE
     OF BENEFICIAL INTEREST                        $0.19          $0.18          $0.52          $0.55
                                             ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                                         For the nine  For the nine
                                                                         months ended  months ended
                                                                         September 30, September 30,
                                                                         1998          1997
                                                                         ------------   ------------
                                                                         (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                      $11,416,000      $8,083,000
         Adjustments to reconcile net income to net
         cash provided by operating activities:
               Depreciation and amortization                              10,401,000       9,247,000
         Amortization of unearned compensation                               111,000          69,000
               on restricted shares of beneficial interest
         Gain on sale of real estate                                        (109,000)              0
         Changes in assets and liabilities:
            (Increase) decrease in-
                Rents and other receivables                                 (758,000)        636,000
                Prepaid expenses                                          (1,756,000)     (1,114,000)
                Other assets                                                 (43,000)       (150,000)
            Increase  (decrease) in-
                Accounts payable and accrued expenses                       (242,000)       (728,000)
                Tenant security deposits                                     128,000         127,000
                Other liabilities                                            735,000         729,000
                                                                         ------------    ------------
         Net cash provided by operating activities                        19,883,000      16,899,000
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Investment in shopping center properties                      (95,026,000)    (72,517,000)
           Net proceeds from sale of real estate                             440,000               0
           (Increase) decrease in other assets                              (166,000)      2,165,000
           Decrease in accrued acquisition costs                             642,000               0
           Increase in restricted cash                                      (325,000)       (414,000)
           Increase in deferred costs                                       (803,000)       (626,000)
                                                                         ------------    ------------
         Net cash used in investing activities                           (95,238,000)    (71,392,000)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Distributions paid on common shares of beneficial interest    (15,027,000)    (14,881,000)
           Distributions paid on preferred shares of beneficial interest  (5,358,000)     (1,673,000)
           Issuance of common shares of beneficial interest, net           1,631,000          48,000
           Issuance of preferred shares of beneficial interest, net                0      32,934,000
           Redemption of redeemable preferred shares                      (1,337,000)       (891,000)
           Proceeds of mortgages and notes payable                        94,901,000      38,630,000
           Repayments of mortgages and notes payable                      (2,839,000)       (796,000)
           Decrease in accrued expenses for preferred share offering        (473,000)              0
           Increase in deferred financing costs                             (626,000)       (713,000)
                                                                         ------------    ------------
         Net cash provided by financing activities                        70,872,000      52,658,000
                                                                         ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (4,483,000)     (1,835,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            11,423,000       5,301,000
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $6,940,000      $3,466,000
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of discount on increasing rate preferred shares                    $56,000         $73,000
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

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the years ended December 31, 1996 and 1997
For the nine months ended September 30, 1998

                                                                                                                        Unearned
                                                                                                        Cumulative  Compensation
                                                              Preferred                  Cumulative  Distributions            on
                                 Common            Preferred  Shares of      Capital    Net Income       on Common    Restricted
                              Shares of            Shares of Beneficial    In Excess      Available      Shares of     Shares of
                             Beneficial       Par Beneficial   Interest          of      for Common     Beneficial    Beneficial
                               Interest     Value   Interest  Par Value    Par Value   Shareholders       Interest      Interest
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, JANUARY 1, 1996      10,322,858 $103,000     11,155     $1,000  $186,914,000    $30,029,000  ($57,061,000)    ($104,000)

Issuance of common shares          9,949        -          -          -       145,000              -              -      (93,000)
Forfeiture of common shares         (23)        -          -          -             -              -              -             -
Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -       118,000      (118,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -        66,000
Net loss                               -        -          -          -             -    (2,580,000)              -             -
Distributions
on preferred shares                    -        -          -          -             -      (577,000)              -             -
Distributions
on common shares
of
beneficial
interest($1.92 per share)              -        -          -          -             -              -   (19,830,000)             -

BALANCE, DECEMBER 31, 1996    10,332,784 $103,000     11,155     $1,000  $187,177,000    $26,754,000  ($76,891,000)    ($131,000)

Issuance of common shares         82,697    1,000          -          -     1,545,000              -              -     (125,000)
Forfeiture of common shares         (54)        -          -          -       (1,000)              -              -             -
Issuance
of
preferred
shares-Series B-1, B-2                 -        -  1,183,331     12,000    29,354,000              -              -             -
Issuance
of
preferred shares-Series D              -        -  1,800,000     18,000    42,927,000              -              -             -

Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -        95,000       (95,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -       101,000
Net income                             -        -          -          -             -     10,617,000              -             -
Distributions
on preferred shares                    -        -          -          -             -    (3,470,000)              -             -
Distributions
on common shares
of
beneficial
interest($1.92 per share)              -        -          -          -             -              -   (19,880,000)             -


BALANCE, DECEMBER 31, 1997    10,415,427 $104,000  2,994,486    $31,000  $261,097,000    $33,806,000  ($96,771,000)    ($155,000)

Issuance of common shares        121,520    1,000          -          -     2,210,000              -              -     (241,000)
Forfeiture of common shares      (1,041)        -          -          -      (18,000)              -              -             -
Conversion
of
Series B-1 to common shares            -        -       (54)          -       (1,000)              -              -             -
Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -        57,000       (57,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -       111,000
Net income                             -        -          -          -             -     11,416,000              -             -
Distributions
on preferred shares                    -        -          -          -             -    (5,960,000)              -             -
Distributions
on common shares
of
beneficial
interest($1.44 per share)              -        -          -          -             -              -   (15,085,000)             -

BALANCE,
SEPTEMBER
30, 1998 (Unaudited)          10,535,906 $105,000  2,994,432    $31,000  $263,345,000    $39,205,000 ($111,856,000)    ($285,000)


The accompanying notes are an integral part of these statements.

ii.
KRANZCO REALTY TRUST AND  SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998
1. BASIS OF PRESENTATION:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business and Nature of Operations

Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers and free-standing properties. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of September 30, 1998, the Company owned 67 properties in nineteen states.

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

Basic Earnings Per Share ("Basic EPS") is based on the weighted average number of common shares of beneficial interest outstanding. The weighted average number of shares outstanding used in the Basic EPS computations was 10,459,132 and 10,337,404 as of September 30, 1998 and 1997, respectively.
The Diluted Earnings Per Share ("Diluted EPS") computations have been adjusted to give effect to common share equivalents; specifically, common share options outstanding. The weighted average number of shares outstanding used in the Diluted EPS computations was 10,463,855 and 10,340,731 as of September 30, 1998 and 1997, respectively. The Company's Series A-1 and B Preferred Shares and the majority of the Company's stock options were not included in the Diluted EPS calculation because their impact would be anti-dilutive based on current market prices.

Statements of Cash Flows

Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $15,544,000 and $14,594,000 for the nine months ended September 30, 1998 and 1997, respectively.

3. INDEBTEDNESS:

At September 30, 1998 and December 31, 1997, the Company had mortgages and notes payable outstanding of $350,531,000 and $255,124,000, respectively.

In September 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This mortgage is secured by nine properties acquired in September, 1998. The mortgage bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of real estate taxes, insurance and tenant improvements and repair reserves. The balance of the tenant improvement and repair reserve account as of September 30, 1998 was $300,000.

In 1996, the Company completed a refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt with a new fixed rate secured financing. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96% per annum, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003.
 Interest expense for the nine months ending September 30, 1998 and 1997 in the accompanying statements of operations is shown net of capitalized interest of $640,000 and $632,000, respectively.

As a condition of the Mortgage Loan,  the Company was required to establish a
Sinking Fund Account and a Capital and TI Reserve Account.   The balance in
the Sinking Fund Account as of September 30, 1998 was $313,000. All funds in the Capital and TI Reserve Account may be used by the Company to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $331,000 as of September 30, 1998.

In addition, the Company has eleven mortgages outstanding as of September 30, 1998 which were assumed in connection with the acquisition of certain shopping centers. These mortgages have maturity dates ranging from 1999 through 2009. Nine of the eleven mortgages assumed have fixed interest rates ranging from 7.50% to 10.50% per annum. The outstanding principal balance on these mortgages at September 30, 1998 was approximately $53,764,000. The Company is required to make principal payments of $235,000 in 1998, $7,419,000 in 1999, $7,209,000 in 2000, $4,329,000 in 2001, $3,338,000 in 2002, and $5,311,000 in
2003 related to these mortgages. The other two mortgages have interest rates payable at a rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum. The outstanding principal balance on these mortgages at September 30, 1998 was approximately $7,167,000. The Company is required to make principal payments of $41,000 in 1998, $218,000 in 1999, $231,000 in 2000, $247,000 in 2001, $262,000 in 2002,
and $6,168,000 in 2003 related to these two mortgages.

In 1998, the Company increased its secured line of credit from Salomon Brothers Realty Corp. to $100 million from $50 million. Amounts borrowed under the line bear interest at the one month London Interbank Offering Rate ("LIBOR") plus 175 basis points, which interest rate was 7.39% at September
30, 1998.   As of  September 30, 1998, there was $42,000,000 outstanding under this facility and an additional $9,000,000 available for future borrowing. The facility is secured by eighteen properties and the due date was extended to July 2000. The Company has an option to extend the facility for an additional year. As a condition of the facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $410,000 as of September 30, 1998.

The Company has a $3.0 million secured line of credit from Bank Leumi Trust Company of New York. Amounts borrowed under the line bear interest at 50 basis points above that bank's reference rate, which interest rate was 8.50% as of September 30, 1998. There was no outstanding borrowings under this facility as of September 30, 1998. The line has been extended to June 30, 1999.

The Company has a $1.0 million unsecured line of credit from Corestates Bank, N.A. Amounts borrowed under the line will bear interest at that bank's prime rate which was 8.5% as of September 30, 1998. There were no outstanding borrowings under this facility as of September 30, 1998 and the facility's expiration date was extended to December 31, 1998.

4.  PROPERTY:

The Company acquired ten shopping centers in 1998 for approximately $93,000,000 which were accounted for by the purchase method. One of the shopping centers was under contract at December 31, 1997. This center was part of a package of five centers located in Georgia (the "Georgia Properties"), of which four of the centers were acquired prior to December 31, 1997. Nine of the shopping centers were purchased in September 1998 for approximately $88 million. The centers have a total of 1.4 million square feet of gross leasable area and an overall leased rate of approximately 99%. The pro forma information for September 30, 1997 also includes the acquisition of the twenty centers as described below. The results of operations of each center were included from the respective purchase date. The pro forma financial information presented below may not be indicative of results that would have been reported if the acquisitions had occurred on January 1, 1998.

For the nine months ended September 30, 1998
Pro forma total revenues                      $57,767,000
Pro forma net income for common shareholders   $4,999,000
Pro forma net income per common share               $0.48

For the nine months ended September 30, 1997
Pro forma total revenues                      $56,889,000
Pro forma net income for common shareholders   $4,684,000
Pro forma net income per common share               $0.45

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

For the nine months ended September 30, 1997
Pro forma total revenues                      $49,947,000
Pro forma net income for common shareholders   $4,883,000
Pro forma net income per common share               $0.47

In August 1998, the Company sold one of its free-standing properties located in Richmond, Virginia, for a sale price of $420,000. The Company recorded a gain on sale of the property of $89,000. In July 1998, the Company sold a parcel of land of approximately 8,500 square feet at one of its properties to a third party buyer. The sales price of the land parcel was $40,000 and the Company recorded a gain on the sale of approximately $20,000.

On August 12, 1998, the Company commenced an Exchange Offer pursuant to which the Company is offering to exchange an aggregate of $8,000,000 of Callable Convertible Subordinated Notes Due 2008, for an aggregate of 10,379,531 shares of common stock, par value $.01 per share (the "NAI Shares") of New America Network, Inc., a Delaware corporation which conducts business under the name New America International ("NAI"), or approximately 80% of the outstanding NAI Shares. NAI is the nation's largest privately held affiliation of
commercial real estate brokerage and related services firms.   Pursuant to the
terms of the proposed transactions, NAI would become a public company which would be approximately 9.8% owned by the Company and would provide for a long-term cooperative agreement under which the two companies will collaborate in developing new opportunities and revenue streams for each other from real estate brokerage and related services, but will otherwise remain independent. In September 1998, the Company extended the expiration date of its offer until December 31, 1998 in light of recent material disruptions to the securities markets.

5. PREFERRED SHARES OF BENEFICIAL INTEREST:

In connection with the purchase of five shopping centers in April 1995, the Company issued 11,155 shares of non-voting Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share, of Kranzco Realty Trust (the "Series A-1 Preferred Shares")
at a face amount of $11,155,000.   The Preferred Shares have an initial
distribution rate of 5.0% per annum with increases of 0.25% per annum up to a maximum rate of 6.5% per annum. As of September 30, 1998, the distribution
rate on the Preferred Shares is 5.75%.    The Preferred Shares are redeemable
by the Company at any time at their liquidation preference and are convertible into the Company's Common Shares of Beneficial Interest (the "Common Shares"), at a rate of 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversion dates as they received as a holder of the Preferred Shares, up to a maximum of the greater of 500,000 Common Shares or 5% of the then outstanding Common Shares.

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

Other than the 54 Series B Preferred Shares discussed above, there was no conversion of preferred shares into common shares of beneficial interest during 1997 or during the nine months ending September 30, 1998.

6. DISTRIBUTIONS ON COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST:

On September 16, 1998, the Trustees declared a cash distribution of $0.48 per common share, payable to shareholders of record on September 28, 1998. The distribution of $5,057,000 was paid on October 21, 1998. On September 3, 1997, the Trustees declared a cash distribution of $0.48 per common share, payable to shareholders of record as of September 26, 1997. The distribution of $4,965,000 was paid on October 22, 1997.

The Company recorded the quarterly distribution on the Series A-1 Preferred Shares of $160,000 and $153,000 as of September 30, 1998 and 1997,
respectively. These distributions were paid on October 1, 1998 and 1997, respectively.

The Company recorded $577,000 and $571,000 of the distribution on the Series B Preferred Shares as of September 30, 1998 and 1997, respectively. The entire distribution of $721,000 and $722,000 was paid on October 20, 1998 and 1997, respectively.

The Company recorded $21,000 and $53,000 of the distribution on the Series C Preferred Shares as of September 30, 1998 and 1997, respectively. The entire distribution of $21,000 and $53,000 was paid on October 30, 1998 and October 31, 1997, respectively.

The Company recorded $855,000 of the distribution on the Series D Preferred Shares as of September 30, 1998. The entire distribution of $1,069,000 was paid on October 30, 1998 and October 31, 1997, respectively.

7. NEW ACCOUNTING PRONOUNCEMENTS:

In May 1998, the FASB issued Emerging Issues Task Force No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 discusses when contingent rent should be recognized. The consensus was that a lessor should defer recognition of contingent rental income in interim periods until the specified target that triggers the contingent rental income is achieved. Due to the adoption of this accounting method, the Company recognized approximately $140,000 less of percentage rent revenue through September 30, 1998.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, distributions and acquisitions (including the amount and nature thereof), the use of proceeds of offerings, expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those anticipated in the forward-looking statements. Risks and other factors that might cause such differences, some of which could be material, include, but are not limited to: the burden of the Company's substantial debt obligations; the necessity of future financings to repay the "balloon" payments required at the maturity of certain of the Company's debt obligations; the highly competitive nature of the real estate leasing market; adverse changes in the real estate markets including, among other things, competition with other companies; general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants and lease rents; financial condition and bankruptcy of tenants, including disaffirmance of leases by bankrupt tenants; the availability and terms of debt and equity financing; risks of real estate acquisition, expansion and renovation; governmental actions and initiatives; environmental/safety requirements; and other changes and factors listed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under Item 1. Business and from time to time in the Company's other reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.

Liquidity and Capital Resources

At September 30, 1998 the Company had $6,940,000 of cash on hand. In addition to its cash reserve, unused capacity under credit facilities totaled $13,000,000 at September 30, 1998.

In September 1998, the Company acquired nine community shopping centers in five midwestern and southern states for approximately $89,000,000. The Company funded the purchase of the property through a 10-year 7% fixed rate $65,900,000 mortgage with Salomon Brothers Realty Corp. and the draw down of $26,000,000 from the secured line of credit with Salomon Brothers Realty Corp.
 The centers, seven of which are anchored by Wal-Mart, have a total of approximately 1.4 million square feet of gross leasable area and are approximately 99% leased. The acquisition resulted in an increase of approximately 15% in gross leasable area.

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

On August 12, 1998, the Company commenced an Exchange Offer pursuant to which the Company is offering to exchange (the "Exchange Offer") an aggregate of $8,000,000 of Callable Convertible Subordinated Notes Due 2008, for an aggregate of 10,379,531 shares of common stock, par value $.01 per share (the "NAI Shares") of New America Network, Inc., a Delaware corporation which conducts business under the name New America International ("NAI"), or approximately 80% of the outstanding NAI Shares. Immediately following the consummation of the Exchange Offer, NAI and Kranzco will, among other things, enter into an Intercompany Agreement which will provide for the companies to grant each other certain rights of first opportunity and first notification with respect to certain business opportunities and will also provide for the provision of certain consulting services by Kranzco to NAI. Immediately following the consummation of the Exchange Offer, pursuant to a Registration Statement, Kranzco intends to distribute (the "Distribution") approximately 70.2% of the outstanding NAI Shares to holders of Common Shares and holders of the outstanding Series B-1 Preferred Shares and Series B-2 Preferred Shares of Beneficial Interest, each par value $.01 per share, (together, the "Series B Preferred Shares") of Kranzco, on the basis of one NAI Share for each Common Share and one NAI share for each Common Share into which the Series B Preferred Shares are convertible. Upon the consummation of the Distribution, Kranzco will own approximately 9.8% of the outstanding NAI Shares, Kranzco shareholders will own approximately 70.2% of the outstanding NAI shares, and the persons who owned NAI Shares prior to the Exchange Offer will own an aggregate of approximately 20% of the NAI Shares. In September 1998, the Company extended the expiration date of the Exchange Offer until December 31, 1998 due to the recent material disruptions to the securities markets.

As of September 30, 1998, the Company had total mortgages and notes payable of $350,531,000 of which $301,364,000 bears interest at fixed annual rates ranging from 7.00% to 10.5%. The weighted average interest rate of all of the Company's mortgages and notes payable as of September 30, 1998 was 7.84% per annum. As of September 30, 1998, the Company is required to make aggregate principal payments on all of its outstanding borrowings of $371,000 in 1998, $8,248,000 in 1999, $50,082,000 in 2000, $5,279,000 in 2001, $4,354,000 in
2002 and $193,988,000 in 2003.

In September 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This mortgage is secured by nine properties acquired in September, 1998. The mortgage bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. As a condition of the mortgage, the Company is required to pay monthly escrows for the payment of real estate taxes, insurance and tenant improvements and repair reserves. The balance of the tenant improvement and repair reserve account was $300,000 as of September 30, 1998.

In September 1998, the Company increased its secured first mortgage loan facility from Salomon Brothers Realty Corp. (the "Salomon Facility") to $100 million from $50 million. Amounts borrowed under the Salomon Facility bear interest at an annual rate equal to the one-month London Interbank Offering Rate ("LIBOR") plus 175 basis points, which interest rate was 7.39% as of September 30, 1998. As of September 30, 1998, there was $42,000,000 outstanding under this facility with $9,000,000 available for future borrowings. The facility is secured by 18 properties and the maturity of the facility was extended for two years to July 2000. The Company has an option to extend the facility for an additional year. The proceeds of the Salomon Facility will be used by the Company for funding property acquisitions, general corporate purposes and capital needs. As a condition of the Salomon Facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $410,000 as of September 30, 1998.

In June 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan") at a weighted average interest rate of 7.96% per annum, which is inclusive of trustee and servicer fees. The entire principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account was $313,000 as of September 30, 1998. The balance in the Capital and TI Reserve Account was $331,000 as of September 30, 1998.

As of September 30, 1998, the Company had two floating rate mortgages with principal outstanding of $7,167,000. The interest rate on both of the mortgages is equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up the the next highest 1/8 percentage rate. The rates are reset once a year. As of September 30, 1998, the rates of the two mortgages were 6.875% and 7.00% per annum.

In 1996, the Company obtained a $3.0 million secured line of credit from Bank Leumi Trust Company of New York. This line is secured by a property in Orange, Connecticut. Amounts borrowed under the line bear interest at an annual rate equal to 50 basis points above that bank's reference rate, which interest rate was 8.5% as of September 30, 1998. There were no outstanding borrowings under this facility as of September 30, 1998. The line has been extended until June 30, 1999.

In 1995 the Company obtained a $1.0 million unsecured line of credit from CoreStates Bank, N.A. Amounts borrowed under the line will bear interest at an annual rate equal to the bank's prime rate which was 8.5% as of September 30, 1998. The facility was extended through December 31, 1998 and there were no borrowings outstanding under this facility as of September 30, 1998.

The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations for common shareholders increased $315,000 or 6% from $4,892,000 for the third quarter of 1997 to $5,207,000 for the third quarter of 1998, and increased $865,000 or 6% from $14,460,000 for the first nine months of 1997 to $15,325,000 for the first nine months of 1998.

In May 1998, the Financial Accounting Standards Board issued Emerging Issues Task Force No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods"("EITF 98-9"). EITF 98-9 reached a consensus that lessors should defer the accounting recognition during interim reporting periods of contingent rent, such as percentage rent, until the specific tenant sales breakpoint is achieved. The Company's prior accounting method for such percentage rents was on the accrual method, the method required under generally accepted accounting principles, in which percentage rent was recognized when a tenant's achievement of its sales breakpoint was probable. The Company implemented the change is accounting method in the third quarter and recognized approximately $140,000 less of percentage rent revenue through September 30, 1998. Annualized percentage rents are not expected to be effected by the interim change.

The Company has several tenants which are operating under Chapter 11 of the United States Bankruptcy Code. Among these tenants are Bradlees (one store representing approximately $623,000 or 1.0% of the Company's annualized revenues) and Caldor (three stores representing approximately $2.5 million or
4.1% of the Company's annualized revenues).   The Bradlees store in Bethlehem,
Pennsylvania is open and operating and rents are being paid on a timely basis.
 To date Caldor has not taken any action to reject their leases and continues to pay current rent and operate their stores located in the Company's centers. Effective November 1, 1996, the Company entered into an agreement to reduce common area maintenance and real estate tax reimbursements at one of the Caldor locations for a five year period. Rickel's affirmed the lease for The Mall at Cross County. The rental for this store amounts to approximately $1.1 million per year including reimbursements for operating expenses. In May
1998, this lease was assigned to National Wholesale Liquidators, Inc.   Other
tenants in the Company's portfolio that continue to pay current rent and operate their stores under Chapter 11 are individually and in the aggregate less than 1% of annual revenues. The Company believes that it is adequately reserved for these tenants.

During the nine months ended September 30, 1998, the Company invested approximately $5,797,000 in the expansion and improvement of existing shopping center properties, exclusive of the acquisitions of the fifth Georgia property in the first quarter of 1998 and the nine midwestern and southern properties in the third quarter of 1998. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the various debt-related capital, tenant improvement and repair reserve accounts. These accounts may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the respective mortgage loans. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or offer additional equity securities.

Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

The Company has substantially completed a review of its Information Technology ("IT") Systems and non-IT Systems regarding Year 2000 compliance. All required changes to mission critical systems found thus far have been completed and successfully tested. All desktop computer systems and network systems are believed to be Year 2000 compliant. At this time, we do not believe that the Company is responsible for any computer controlled systems that are vulnerable to the Year 2000 problem such as HVAC, elevators or alarms at any of its properties. The Company is still in the process of completing this review. All of the Company's tenants have been notified of the issues regarding the Year 2000. The Company expects to have completed identification, remediation and testing of all of its systems by March of 1999.

Costs for modifications to current IT systems have not been separated from ongoing IT expenses due to their limited nature. Similarly, no budget has been allocated for future costs due to their minor contribution to ongoing IT operations.

There can be no guarantee that the Company will identify all IT and non-IT systems that may be vulnerable to Year 2000 issues prior to January 1, 2000 or February 29, 2000. To the extent that systems are overlooked or remediation measures are themselves subject to error, the Company may experience loss of normal operation which could adversely effect the Company's operating results and financial condition.

Tenants of the Company's properties may own or maintain IT and non-IT systems which are not Year 2000 compliant. To the extent that such tenants are unable to process payments or otherwise perform business as usual, the Company's operating results and financial condition could be adversely effected. However, all leases will remain in full effect and tenants will remain liable for all amounts due to the Company after the change to the Year 2000. Requiring tenants' representations of Year 2000 compliance would have little if any effect on the situation and the Company does not intend to pursue this course.

Vendors of the Company may own or maintain IT and non-IT systems which are not Year 2000 compliant. To the extent that such vendors are unable to render critical services, the Company's operating results and financial condition could be adversely effected. In particular, outages of utilities such as gas, electric and phone service could have a severely negative impact on the Company's ongoing operations at any of its locations. The Company does intend to communicate with certain vendors regarding the Year 2000, but requiring all vendors' representations of Year 2000 compliance would have little if any effect on the situation and the Company does not intend to pursue this course.

Due to the widely varying potential impacts of the Year 2000 problem, the Company does not believe it is reasonable to assign dollar amounts attendant to the various risks and outcomes at this time.

Based on current information, the Company does not consider it necessary to develop a formal contingency plan. Ad-hoc contingency plans regarding some of the Company's IT systems are being assembled, and a formal plan will be considered as a part of our ongoing Year 2000 planning.

Results of Operations

Net income for common shareholders increased $128,000 from $1,818,000 or $0.18 per common share in the third quarter of 1997 to $1,946,000 or $0.19 per common share in the third quarter of 1998. Net income for common shareholders decreased $304,000 from $5,704,000, or $0.55 per common share, for the first nine months of 1997 to $5,400,000, or $0.52 per common share, for the corresponding period in 1998. This decrease was due to a combination of factors as described in further detail below.

Minimum rent increased $1,566,000 or 13% from $12,142,000 in the third quarter of 1997 to $13,708,000 in the third quarter of 1998 and increased $5,635,000 or 16% from $35,185,000 for the first nine months of 1997 to $40,820,000 for the corresponding period in 1998. The increase was primarily due to the additional rents from the twenty shopping centers acquired in 1997 of approximately $4,741,000, an increase in the minimum rents of approximately $849,000 from the other thirty-eight shopping centers, as well as an increase from the nine centers purchased in the third quarter of 1998 of approximately $45,000.

Percentage rent decreased $131,000 or 46% from $282,000 in the third quarter of 1997 to $151,000 in the third quarter of 1998 and decreased $121,000 or 15% from $831,000 for the first nine months of 1997 to $710,000 for the corresponding period in 1998. The decrease was primarily attributable to the change in reporting method for percentage rent as promulgated by EITF 98-9 as previously discussed. As a result of adopting the accounting method, the Company recognized approximately $140,000 less of percentage rent revenue through September 30, 1998.

Expense reimbursements increased $550,000 or 20% from $2,798,000 in the third quarter of 1997 to $3,348,000 in the third quarter of 1998 and increased $862,000 or 10% from $8,253,000 for the first nine months of 1997 to $9,115,000 for the corresponding period in 1998. The increase was primarily due to an increase in the recovery percentage of reimbursable expenses due to an increase in the overall occupancy rate from the prior year as well as the high recovery percentage at the centers acquired in 1997.

Interest income increased $6,000 or 9% from $64,000 in the third quarter of 1997 to $70,000 in the third quarter of 1998 and increased $97,000 or 54% from $180,000 for the first nine months of 1997 to $277,000 for the corresponding period in 1998. The increase was primarily due to the additional cash available for investment during the first quarter of 1998. The additional cash primarily consisted of the remaining proceeds of the issuance of the Company's 9 1/2% Series D Cumulative Redeemable Preferred Shares.

Interest expense increased $294,000 or 6% from $4,816,000 in the third quarter of 1997 to $5,110,000 in the third quarter of 1998 and $944,000 or 7% from $14,070,000 for the first nine months of 1997 to $15,014,000 for the corresponding period in 1998. The increase is primarily due to the interest expense incurred in connection with the additional twenty shopping centers acquired in 1997. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $300,000 and $171,000 for the third quarter of 1997 and 1998, respectively, and $632,000 and $640,000 for the first nine months of 1997 and 1998, respectively.

Depreciation and amortization increased $221,000 or 7% from $3,257,000 in the third quarter of 1997 to $3,478,000 in the third quarter of 1998 and increased $1,154,000 or 12% from $9,247,000 for the first nine months of 1997 to $10,401,000 for the corresponding period in 1998. The increase is due to the additional depreciation expense on buildings and improvements due to the twenty shopping centers acquired in 1997 as well as three full quarters of depreciation taken on improvements made prior to 1998.

Real estate taxes increased $171,000 or 10% from $1,668,000 in the third quarter of 1997 to $1,839,000 in the third quarter of 1998, and increased $308,000 or 6% from $4,891,000 for the first nine months of 1997 to $5,199,000 for the corresponding period in 1998. The increase in the third quarter and for the nine months is due to the increase in taxes from the additional centers acquired in 1997which was offset by real estate tax refunds of approximately $235,000 received from tax appeals in the second quarter of 1998. The increase was offset by the capitalization of real estate taxes on projects under construction and land under development in the amount of $55,000 and $27,000 for the third quarter of 1997 and 1998, respectively, and $132,000 and $104,000 for the first nine months of 1997 and 1998, respectively.

Operations and maintenance expenses increased $226,000 or 11% from $2,023,000 in the third quarter of 1997 to $2,249,000 in the third quarter of 1998 and increased $446,000 or 7% from $6,062,000 for the first nine months of 1997 to $6,508,000 for the corresponding period in 1998. The increase was primarily due to the additional costs incurred in operating and maintaining twenty additional shopping centers acquired in 1997. This increase was offset by a decrease in snow removal of approximately $186,000 as a result of the mild winter experienced at the Company's centers in 1998.

General and administrative expenses increased $28,000 or 4% from $768,000 in the third quarter of 1997 to $796,000 in the third quarter of 1998 and increased $366,000 or 17% from $2,190,000 for the first nine months of 1997 to $2,556,000 for the corresponding period in 1998. The increase is primarily due to capitalization of certain direct labor costs in 1997 related to identifiable projects such as the merger of the Company with UPI and certain leasing projects.

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

None.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

3.4 Amended and Restated Bylaws of Kranzco Realty Trust (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-4 (Reg. No. 333-52743)).

10.7 Form of Exemplar Open End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by the Borrowers for the benefit of Salomon Brothers Realty Corp., and filed in Pennsylvania, New York, Connecticut, Rhode Island, Mississippi, North Carolina, Kentucky, Massachusetts, Minnesota, Arizona, Georgia, and Michigan with respect to Bradford Mall, Bradford, PA; Barn Plaza, Doylestown, Pennsylvania; Circuit City at Mall at Cross County, Yonkers, New York; Parkway Plaza I, Hamden, Connecticut; Valley Forge Mall, Phoenixville, Pennsylvania; Wampanoag Plaza, East Providence, Rhode Island;Brookway Village, Brookhaven, Mississippi; Magnolia Plaza, Morganton, North Carolina; Harrodsburg Marketplace, Harrodsburg, Kentucky; Franklin Center, Chambersburg, Pennsylvania; Ames Center, Raynham, Massachusetts; Baker's Square, Minnetonka, Minnesota; Baker's Square, Roseville, Minnesota; Sinclair Paints, Tucson, Arizona; 30000 Plymouth Road, Livonia, Michigan; Tower Plaza, Georgia; 1615 E. Shotweell Street, Bainbridge Town Center, Georgia; and Filene's Basement at Valley Fair, 260 West Swedesford Road, Devon, Pennsylvania (Incorporated by reference to
Exhibit 10.4 of the Company's Current Report on Form 8-K Filed March 14,
1997).

10.38 Fixed Rate Note, dated September 29, 1998, made by the Borrowers named therein in favor of Salomon Brothers Realty Corp.

10.39 Guaranty, dated as of September 29, 1998, made by and among Kranzco Realty Trust, for the benefit of Salomon Brothers Realty Corp.

10.40 Form of Mortgage/Deed of Trust/Deed to secure Debt and Security Agreement, dated September 29, 1998, made by the Borrowers named therein for the benefit of Salomon Brothers Realty Corp. and filed in Florida, Georgia, Ohio, Tennessee, and Virginia with respect to Village Oaks, Pensacola, Florida; Vidalia Wal-Mart Center, Vidalia, Georgia; Summerville Wal-Mart Center, Summerville, Georgia; Tifton Corners, Tifton, Georgia; Douglasville Crossing, Douglasville, Georgia; Snellville Oaks, Snellville, Georgia; Pickaway Crossing, Circleville, Ohio; Meeting Square, Jefferson City, Tennessee; and Statler Crossing, Staunton, Virginia.

27.0 Financial Data Schedule.


(b) During the quarter, the Company filed the following current reports on Form 8-K:

(i) Current Report on Form 8-K, dated July 16, 1998, relating to the acquisition of nine community shopping centers.

(ii) Current Report on Form 8-K, dated September 11, 1998, relating to the extension of the Company's exchange offer for New America Network, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KRANZCO REALTY TRUST




Date:  November 9, 1998            /s/ Norman M. Kranzdorf
                                   -----------------------
                                   Chief Executive Officer and President





Date:  November 9, 1998            /s/Robert H. Dennis
                                   -----------------------
                                   Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

3.4 Amended and Restated Bylaws of Kranzco Realty Trust (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-4 (Reg. No. 333-52743)).

10.7 Form of Exemplar Open End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by the Borrowers for the benefit of Salomon Brothers Realty Corp., and filed in Pennsylvania, New York, Connecticut, Rhode Island, Mississippi, North Carolina, Kentucky, Massachusetts, Minnesota, Arizona, Georgia, and Michigan with respect to Bradford Mall, Bradford, PA; Barn Plaza, Doylestown, Pennsylvania; Circuit City at Mall at Cross County, Yonkers, New York; Parkway Plaza I, Hamden, Connecticut; Valley Forge Mall, Phoenixville, Pennsylvania; Wampanoag Plaza, East Providence, Rhode Island;Brookway Village, Brookhaven, Mississippi; Magnolia Plaza, Morganton, North Carolina; Harrodsburg Marketplace, Harrodsburg, Kentucky; Franklin Center, Chambersburg, Pennsylvania; Ames Center, Raynham, Massachusetts; Baker's Square, Minnetonka, Minnesota; Baker's Square, Roseville, Minnesota; Sinclair Paints, Tucson, Arizona; 30000 Plymouth Road, Livonia, Michigan; Tower Plaza, Georgia; 1615 E. Shotweell Street, Bainbridge Town Center, Georgia; and Filene's Basement at Valley Fair, 260 West Swedesford Road, Devon, Pennsylvania (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K Filed March 14, 1997).

10.38 Fixed Rate Note, dated September 29, 1998, made by the Borrowers named therein in favor of Salomon Brothers Realty Corp.

10.39 Guaranty, dated as of September 29, 1998, made by and among Kranzco Realty Trust, for the benefit of Salomon Brothers Realty Corp.

10.40 Form of Mortgage/Deed of Trust/Deed to secure Debt and Security Agreement, dated September 29, 1998, made by the Borrowers named therein for the benefit of Salomon Brothers Realty Corp. and filed in Florida, Georgia, Ohio, Tennessee, and Virginia with respect to Village Oaks, Pensacola, Florida; Vidalia Wal-Mart Center, Vidalia, Georgia; Summerville Wal-Mart Center, Summerville, Georgia; Tifton Corners, Tifton, Georgia; Douglasville Crossing, Douglasville, Georgia; Snellville Oaks, Snellville, Georgia; Pickaway Crossing, Circleville, Ohio; Meeting Square, Jefferson City, Tennessee; and Statler Crossing, Staunton, Virginia.

27.0   Financial Data Schedule.