Form 10-K
period 1998-12-31
KRANZCO REALTY TRUST
filed 1999-03-29
CIK 889427

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 1998 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from ____ to ____

                       Commission File Number 1-11478

                            KRANZCO REALTY TRUST
           (Exact name of registrant as specified in its charter)

              Maryland                               23-2691327
      (State of incorporation)          (I.R.S. employer identification no.)

128 Fayette Street, Conshohocken, PA 19428         (610) 941-9292
(Address of principal executive offices)   (Registrant's telephone number)

         Securities registered pursuant to Section 12(b) of the Act:

           Title of Class               Name of exchange on which registered
           --------------               ------------------------------------
Common Shares of Beneficial Interest,
$.01 par value                                 New York Stock Exchange

9.75% Series B-1 Cumulative Convertible
Preferred Shares of Beneficial Interest,
$.01 par value                                 New York Stock Exchange

9.50% Series D Cumulative Redeemable
Preferred Shares of Beneficial Interest,
$.01 par value                                 New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               YES _X_  NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $133 million based on the closing price on the New York Stock Exchange for such stock on March 23, 1999.

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 10,538,716 as of March 23, 1999.

                    Documents Incorporated by Reference.

Portions of the 1999 Kranzco Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on June 2, 1999 are incorporated by reference into Part III.

=============================================================================

                              TABLE OF CONTENTS

                                                                Form 10-K
Item No.                                                        Report Page
--------                                                        -----------

                                   PART I

1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . .      3
2.   Propertiesy . . . . . . . . . . . . . . . . . . . . . . . .      7
3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .      9
4.   Submission of Matters to a Vote of Security
      Holders. . . . . . . . . . . . . . . . . . . . . . . . . .      9

                                   PART II

5.   Market for the Registrant's Common Equity and Related
       Shareholder Matters . . . . . . . . . . . . . . . . . . .      9
6.   Selected Financial Data . . . . . . . . . . . . . . . . . .     11
7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . .     12
8.   Financial Statements and Supplementary Data . . . . . . . .     17
9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosures. . . . . . . . . . .     17

                                  PART III

10.  Director and Executive Officers of the Registrant . . . . .     18
11.  Executive Compensation. . . . . . . . . . . . . . . . . . .     18
12.  Security Ownership of Certain Beneficial Owners and
       Management. . . . . . . . . . . . . . . . . . . . . . . .     18
13.  Certain Relationships and Related Transactions. . . . . . .     18

                                   PART IV

14.  Exhibits, Financial Statements, Schedules and Reports on
       Form 8-K, Property Table. . . . . . . . . . . . . . . . .     18

                                   PART I

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, distributions and acquisitions (including the amount and nature thereof), the use of proceeds of offerings, expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some
of which might not even be anticipated.    Prospective investors are
cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those anticipated in the forward-looking statements. Risks and other factors that might cause such differences, some of which could be material, include, but are not limited to: the burden of the Company's substantial debt obligations; the necessity of future financings to repay the "balloon" payments required at the maturity of certain of the Company's debt obligations; the highly competitive nature of the real estate leasing market; adverse changes in the real estate markets including, among other things, competition with other companies; general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants and lease rents; financial condition and bankruptcy of tenants, including disaffirmance of leases by bankrupt tenants; the availability and terms of debt and equity financing; risks of real estate acquisition, expansion and renovation; governmental actions and initiatives; environmental/safety requirements; and other changes and factors referenced herein under Item 1. Business and from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.

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

(b)  Developments During the 1998 Fiscal Year

     In March 1998, the Company acquired one shopping center in Georgia for approximately $4,000,000. This shopping center was under contract as of December 31, 1997 and was the last of a portfolio of five Georgia properties to be acquired. The other four properties were acquired prior to December 31, 1997. The Company funded the purchase of the property through the assumption of approximately $3,300,000 of debt, the issuance of approximately $320,000 of Shares and the payment of approximately $225,000 of cash.

     In September 1998, the Company acquired nine community shopping centers in five midwestern and southern states for approximately $89,000,000. The Company funded the purchase of the property through a 10-year 7% fixed rate $65,900,000 mortgage with Salomon Brothers Realty Corp. and the draw down of $23,100,000 from the secured line of credit with Salomon Brothers Realty Corp. The centers, seven of which are anchored by Wal-Mart, have a total of approximately 1.4 million square feet of gross leasable area and were approximately 99% leased when purchased. The acquisition resulted in an increase of approximately 15% in gross leasable area.

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

     On August 12, 1998, the Company commenced an Exchange Offer pursuant to which the Company offered to exchange an aggregate of $8,000,000 of Callable Convertible Subordinated Notes Due 2008, for an aggregate of 10,379,531 shares of common stock, par value $.01 per share (the "NAI Shares") of New America Network, Inc., a Delaware corporation which conducts business under the name New America International ("NAI"), or approximately 80% of the outstanding NAI Shares. Pursuant to the terms of the proposed transactions, NAI would have become a public company which would have been approximately 9.8% owned by the Company and would have provided for a long-term cooperative agreement under which the two companies would collaborate in developing new opportunities and revenue streams for each other from real estate brokerage and related services, but would otherwise remain independent. In December 1998, the Company terminated the Exchange Offer with NAI due to disruptions to the securities markets. It was in management's opinion that a public offering of a small capitalization company would not be favorable at that time. Under a new agreement, the Company invested $1,000,000 for a minority interest in NAI common stock and entered into an intercompany agreement with NAI.

     In November 1998, the Company adopted a shareholder rights plan under which the Company has declared a distribution of one Preferred Share Purchase Right (collectively, the "Rights") on each outstanding share of Kranzco's common shares of beneficial interest. The Rights were designed to assure that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against abusive tactics to gain control of Kranzco. The Rights were not adopted in response to any specific takeover threat, but were a response to the general takeover environment in the REIT industry. The Rights are intended to enable all of the Company's shareholders to realize the long-term value of their investment in Kranzco. The Rights will not prevent a takeover, but should encourage anyone seeking to acquire Kranzco to negotiate with the Board prior to attempting a takeover. The Rights will expire on November 10, 2008.

     During 1998, the Company had two anchor tenants, Bradlees and Caldor, which were in bankruptcy under Chapter 11 of the bankruptcy code. In general, in a Chapter 11 proceeding, the tenant is required to pay the full rental to the landlord for the store on a current basis unless the lease is disaffirmed.

     In January 1999, Bradlees announced that they emerged from Chapter 11. The Bradlees store is located in Bethlehem, Pennsylvania and is approximately 85,899 square feet. This store is open and operating with rental obligations being paid on a timely basis in accordance with the lease. The Caldor stores are located in Towson, Maryland, Bristol, Pennsylvania and Hamilton Township, New Jersey and are approximately 94,600, 113,160 and 119,935 square feet, respectively. The Towson lease is guaranteed by The May Company. The three stores represent approximately $2.8 million or 3.9% of the Company's annual revenues. The average annual rent paid by Caldor for these locations is approximately $6.15 per square foot. In January 1999, Caldor announced that it would discontinue operations and close all stores during 1999. The Company is awaiting notice as to whether its leases are assigned in the bankruptcy liquidation proceedings. If not, the Company will seek replacement tenants for these spaces.

(c)  Financial Information About Industry Segments

     The Company is in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of neighborhood and community shopping centers and free-standing properties. The Company internally evaluates all properties as one segment and accordingly will not report segment information. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

(d)  Narrative Description of Business

      General   At March 23, 1999, the Company owned and operated 67
neighborhood and community shopping centers and free-standing properties (the "Properties") aggregating approximately 9.1 million square feet of GLA located in Arizona, Connecticut, Georgia, Florida, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia.

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

     Operating Strategies   The Company's primary business objective is to
achieve growth in its funds from operations by enhancing the operating performance of the Properties and, through selective acquisitions, the value of its portfolio. The Company's operating strategies are to: (i) focus on the neighborhood and community shopping center business; (ii) actively manage its properties for long-term growth in funds from operations and capital appreciation; (iii) increase portfolio occupancy by capitalizing on management's reputation and long-standing relationships with national and regional tenants and extensive experience in marketing to local tenants, as well as the negotiating leverage inherent in a large portfolio of properties;
(iv) maintain, renovate, expand and reconfigure its properties; (v) optimize the tenant mix in each shopping center; (vi) develop or ground lease outparcels or expansion areas existing from time to time at its properties for use as restaurants, banks, auto centers, cinemas or other facilities; and
(vii) benefit from economies of scale by spreading overhead expenses over a larger asset base.

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

     Financing Strategies   The Company intends to maintain a conservative
ratio of debt to estimated value of the Company's real estate assets (as determined by the Trustees, taking into consideration the tenants in occupancy, gross rental revenues, geographic location and other factors affecting the value of the Company's properties) ("Debt Ratio") of generally not more than 50%, depending on current market conditions. At December 31, 1998, the Company had a Debt Ratio of approximately 55% and a ratio of debt to total market capitalization, based upon the closing price of the Company's stock on the New York Stock Exchange as of December 31, 1998, of approximately 62%. The Company intends to finance acquisitions with the most appropriate sources of capital, as determined by the Trustees, which may include available cash flows from operations, the issuance of equity securities, the sale of investments and, within the debt guidelines described above, bank and other institutional borrowings and the issuance of debt securities. Future borrowings by the Company for acquisitions may be either on a secured or unsecured basis. In this regard, in addition to the $181,700,000 real estate mortage loan (the "Mortgage Loan"), the Company has obtained several credit facilities as described below.

     The Company has a $1.0 million unsecured credit facility from First Union National Bank (the "First Union Facility"). Amounts borrowed under the line of credit bear interest at the bank's prime rate. As of December 31, 1998, there were no borrowings outstanding under the First Union Facility. The facility was extended through March 31, 1999.

     The Company has a $3.0 million secured line of credit facility from Bank Leumi Trust Company of New York (the "Bank Leumi Facility"). Amounts borrowed under the Bank Leumi Facility will bear interest at 50 basis points above that bank's reference rate. Borrowings under the Bank Leumi Facility are secured by a first mortgage lien on the Golfland Shopping Center in Orange, Connecticut. There were no outstanding borrowings under this facility as of December 31, 1998. The expiration date of the Bank Leumi Facility was extended to June 30, 1999.

     In September 1998, the Company increased its secured line of credit from Salomon Brothers Realty Corp. to $100 million from $50 million (the "Salomon Facility"). Eighteen of the Company's shopping centers or portions thereof secure the Salomon Facility. Amounts borrowed under the Salomon Facility will bear interest at a rate equal to the one month London Interbank Offering Rate ("LIBOR") plus a spread of 175 basis points. The term of the Salomon Facility was extended to July 2000, with an option for a one year renewal.
As of December 31, 1998, the Company had $42 million of outstanding borrowings under this facility.

     Operating Practices   Virtually all operating and administrative
functions, such as leasing, data processing, maintenance, finance, accounting, construction and legal, are centrally managed at the Company's headquarters. In addition, the Company maintains regional offices at The Village of Mableton in Mableton, Georgia, The Mall at Cross County in Yonkers, New York and Marumsco Plaza, in Woodbridge, Virginia. On-site functions such as security, maintenance, landscaping, sweeping, plumbing, electrical and other similar activities are either performed by the Company or subcontracted. The cost of these functions are passed through to tenants to the extent permitted by their respective leases.

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

     Employees As of December 31, 1998, the Company had approximately 60 full and part-time employees. None of the Company's employees are subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

     Business Risks The Company is subject to risks arising in connection with the underlying real estate, including defaults under or nonrenewal of tenant leases, tenant bankruptcies, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, including debt service (including "balloon" payments on certain financial obligations), capital expenditures and tenant improvements, environmental matters, financing availability and costs, and changes in real estate and zoning laws. The success of the Company also depends upon certain key personnel, its ability to maintain its qualification as a REIT, compliance with the terms and conditions of its mortgages and the credit facilities and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.

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


Item 2.        Properties

     Shopping Center Properties The Company owns and operates 67 neighborhood and community shopping centers and free-standing properties located in Arizona, Connecticut, Georgia, Florida, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and
Virginia.   The Properties were designed to attract local area customers and are typically anchored by a supermarket, discount department store or drugstore, and are diversified in size, ranging from 387,000 square feet of gross leasable area to a free-standing restaurant of only 4,000 square feet of gross leasable area. Typical tenants are Wal-Mart (at 11 Properties), Kmart (8), A & P SuperFresh Supermarkets (2), Pathmark Supermarkets (6), Stop & Shop (4), The Sports Authority (2), Food Lion (4), Ames (3), Kroger
(3), Home Depot (1), Fashion Bug (15), Marshalls/TJ Maxx (4), Cato (14), Eckerd Drug (6), Drug Emporium (3), Toys "R" Us (1) and Kids "R" Us (3). At 36 of the Properties, free-standing restaurants, retail stores or banks, such as McDonalds, Ponderosa, Pizza Hut, First Union National Bank, Auto Zone, Tire America and Somerset Tire Service, are businesses located on Out-Parcels. Three of the Properties are community malls of 295,000 square feet, 262,000 square feet and 177,000 square feet, respectively. One is anchored by Kmart and Ames Department Store while another is anchored by Kids "R" Us, The Sports Authority, Circuit City, National Wholesale Liquidators and TJ Maxx. The third is anchored by Ames Department Stores. Thirteen of the Properties contain additional land for expansion of existing stores and thirty one of the Properties have Out-Parcels available for development of free-standing buildings for use as restaurants, banks, auto centers, cinemas and other operations.

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

     A substantial portion of the income from the Properties consists of rent received under long-term leases. Most of the leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center. Certain of the major tenant leases provide that the landlord is obligated to pay certain of these expenses above or below specific levels. Except for Wal-Mart, Pathmark Supermarkets, Kmart, Stop & Shop and Caldor, which represented approximately 7%, 4%, 4%, 3% and 3%, respectively, no tenant represented more than 3% of the aggregate minimum rent of the Properties as of December 31, 1998. Minimum rent revenues and operating expense reimbursements accounted for approximately 98% of the total revenues of the Company for the year ended December 31, 1998. A majority of the leases associated with the Properties also provide for the payment of percentage rent calculated as a percentage of a tenant's gross sales above predetermined thresholds. Percentage rent accounted for appoximately 2% of the total revenues of the Company for the year ended December 31, 1998.

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

     As of March 1, 1999, the occupancy rate for the Properties was approximately 93%. The property table set forth below gives more specific information with respect to each of the Properties as of March 1, 1999.

The following table sets forth certain information as of March 1, 1999 relating to the Shopping Center Properties owned by the
Company:

                                                                                   Gross     Percent
                             Location of    Year       Ownership                   Leasable  Leased    Anchor Tenants
                             Shopping       Developed  Interest/        Land Area  Area      (1)       (lease expiration/
Shopping Center Property     Center         or Aquired (expiration)     (acres)    (Sq. Ft.)           option expiration)
------------------------------------------------------------------------------------------------------------------------------------
Arizona
Sinclair Paints              Tuscon         1997       Fee              0.77       14,840    100.00%   Sinclair Paints(2000/2020)
Connecticut
Golfland                     Orange         1984       Fee              6.20       60,580    100.00%   Pathmark (2008/2038) (1)
Groton Square                Groton         1987       Fee              17.74      191,955   98.47%    Stop & Shop (2007/2027),
                                                                                                       Stop & Shop (2007/2027) (1)
Manchester Kmart Plaza       Manchester     1994       Fee              21.06      183,376   100.00%   Kmart(2002/2022), Stop &
                                                                                                       Shop(2018/2058), Pep Boys
                                                                                                       (2016/2036)
Milford                      Milford        1966       Leasehold (2020) 3.00       25,200    100.00%   Xpect Discount Drug
                                                                                                       (1999/2009)
Orange                       Orange         1967       Leasehold (2006) 3.43       27,000    100.00%   Countrywide Floor Coverings
                                                                                                       (2004/2004)
Parkway Plaza I              Hamden         1982       Fee              6.55       72,530    92.07%    Pathmark (2007/2037) (1)
Parkway Plaza II             Hamden         1985       Fee              8.00       131,100   53.72%    Kids R Us (2006/2026),
                                                                                                       Pathmark (2005/2035)(1)
Stratford Square             Stratford      1984       Fee              19.58      160,176   99.00%    Pathmark (2009/2039) (1),
                                                                                                       Marshalls (2000/2010)
Florida
Village Oaks                 Pensacola      1998       Fee              15.74      171,653   100.00%   Wal Mart (2008/2038),
                                                                                                       Haverty Furniture Company
                                                                                                       (2003/2018)
Georgia
Bainbridge Town Center       Bainbridge     1997       Fee              19.86      143,729   98.89%    Kmart(2015/2065),  Food
                                                                                                       Lion(2010/2030)
Douglasville Crossing        Douglasville   1998       Fee              35.67      267,800   100.00%   Cub Foods Inc. (2010/2035),
                                                                                                       Rhodes Furniture (2000/2010)
Holcomb Bridge               Roswell        1997       Fee              11.27      105,420   100.00%   Cub Foods Inc. (2008/2033),
                                                                                                       Georgetown Interiors
                                                                                                       (2003/2008)
Northpark                    Macon          1997       Fee              19.04      195,355   99.18%    Kroger(2008/2028),
                                                                                                       Kmart(2013/2063)
Park Plaza                   Douglasville   1997       Fee              8.30       46,495    93.24%    Kroger(not owned by  the
                                                                                                       Company)
Snellville Oaks              Snellville     1998       Fee              36.37      220,885   93.98%    Wal Mart(2011/2041), Georgia
                                                                                                       State Theatres (2015/2025)
Summerville Wal Mart Center  Summerville    1998       Fee              9.06       67,809    100.00%   Wal Mart(2004/2034)
Tifton Corners               Tifton         1998       Fee              20.03      186,629   100.00%   Wal Mart(2011/2041), Bruno's
                                                                                                       (2010/2025)
Tower Plaza                  Carrollton     1997       Fee              10.20      87,990    94.05%    Bruno's (2007/2027)
Vidalia Wal Mart Center      Vidalia        1998       Fee              7.42       93,696    100.00%   Wal Mart(2005/2035)
Village at Mableton          Mableton       1997       Fee              23.30      239,474   94.54%    Kmart(2014/2064), Cub Foods
                                                                                                       (2009/2029), CVS (2004/2019)
                                                                                                       (1)
Kentucky
Harrodsburg Marketplace      Harrodsburg    1997       Fee              7.00       60,048    91.01%    Kroger(2007/2027)
Maryland
Anneslie                     Baltimore      1993       Fee              9.26       134,543   100.00%   Caldor (2011/2041) (3)
Campus Village               College Park   1995       Fee              1.89       25,529    100.00%   None
Coral Hills                  Coral Hills    1995       Fee              7.00       86,050    90.27%    Shoppers Food Warehouse
                                                                                                       (2004/2029)
Fox Run                      Prince         1994       Fee              40.87      293,492   98.86%    Kmart(2016/2066), Giant
                             Frederick                                                                 Foods (2021/2051), Peebles
                                                                                                       (2012/2032)
Hillcrest Plaza              Frederick      1995       Fee              12.00      109,071   89.02%    Shoppers Food Warehouse
                                                                                                       (1999/2024)
Massachusetts
Ames Center                  Raynham        1997       Fee              5.76       55,000    100.00%   Ames(2011/2031)
Michigan
Builder's Square             Flint          1997       Fee              8.20       80,000    100.00%   Builder's Square(2006/2026)
Musicland                    Livonia        1997       Fee              8.83       80,000    100.00%   Media Play(2007/2027)
Minnesota
Baker's Square               Minnetonka     1997       Fee              1.30       3,881     100.00%   Baker's Square(2001/2021)
Baker's Square               Roseville      1997       Fee              1.30       5,067     100.00%   Baker's Square(2001/2021)
Mississippi
Brookway Village             Brookhaven     1997       Fee              6.00       47,587    100.00%   Delchamps(2008/2028) (1)
Towne Square                 Columbus       1997       Fee              9.77       116,378   82.92%    Goody's(1998/2008), Jitney
                                                                                                       Jungle(2003/2003)
New Jersey
Collegetown                  Glassboro      1989       Fee              23.00      250,223   97.24%    Kmart (2001/2021), Acme
                                                                                                       (1999/2044)
Hillcrest Mall               Phillipsburg   1985       Fee              18.00      220,985   57.62%    Staples(2010/2025), Warren
                                                                                                       Hospital (2008/2018)
Suburban Plaza               Hamilton       1994       Fee              23.15      239,723   96.27%    Caldor (2013/2033), Shop
                                                                                                       Rite (2002/2020 ) (3)
New York
A & P Mamaroneck             Mamaroneck     1976       Fee              2.17       24,978    100.00%   A & P (2006/2016)
The Mall at Cross County     Yonkers        1986       Fee              10.07      262,218   98.64%    National Wholesale
                                                                                                       Liquidators (2012/2032),T.J.
                                                                                                       Maxx (2004/2014)
                                                                                                       The Sports Authority
                                                                                                       (2010/2025), Circuit
                                                                                                       City(2018/2038)
Highridge                    Yonkers        1977       Fee              8.90       88,501    93.65%    Pathmark (2003/2027)
North Ridge                  New Rochelle   1971       Fee              2.80       42,198    98.94%    Harmon Cosmetics(2007/2017),
                                                                                                       NRHMC(2011/2016)
Port Washington              Port           1968       Leasehold (2067) 1.00       19,600    100.00%   North Shore Farms
                             Washington                                                                (2003/2033)
Village Square               Larchmont      1981       Fee              0.93       17,126    94.39%    Trader Joe's (2008/2023)
North Carolina
Cary Plaza                   Cary           1997       Fee              8.32       60,702    97.69%    Food Lion(2010/2030)
Magnolia Plaza               Morganton      1997       Fee              17.14      104,539   98.85%    Ingles
                                                                                                       Supermarket(2007/2062),
                                                                                                       Goody's(1999/2004)
Ohio
Pickaway Crossing            Circleville    1999       Fee              13.48      127,130   97.14%    Wal Mart (2009/2039)
Pennsylvania
69th Street Plaza            Upper Darby    1994       Fee              2.96       42,500    100.00%   Drug Emporium (2000/2006)
Barn Plaza                   Doylestown     1987       Fee              35.00      210,782   100.00%   Acme (2007/2037), Marshalls
                                                                                                       (2004/2019), Regal Cinemas,
                                                                                                       Inc.(2018/2026)
Bensalem Square              Bensalem       1983       Fee              16.38      72,558    100.00%   Pathmark (2009/2039)
Bethlehem Square             Bethlehem      1987       Fee              48.00      386,820   99.28%    Bradlees (2007/2025),TJ Maxx
                                                                                                       (2006/2021), Home Depot
                                                                                                       (2010/2040)
                                                                                                       Shop Rite (2010/2030)
Bradford Mall                Bradford       1990       Fee (2)          30.00      287,975   99.79%    Kmart (2004/2049),
                                                                                                       Consolidated
                                                                                                       Stores(2002/2012), Ames
                                                                                                       (2008/2026)
Bristol Commerce Park        Bristol        1992       Fee              50.00      273,229   98.39%    Superfresh (2008/2038),
                                                                                                       Caldor (2013/2033) (3)
Franklin Center              Chambersburg   1997       Fee              25.02      174,892   95.48%    Food Lion(2010/2030), Big
                                                                                                       Lots(2001/2011),Lowe's
                                                                                                       (2010/2018)
MacArthur Road               Whitehall      1993       Fee              4.74       50,856    100.00%   Oak Works (2007/2017),
                                                                                                       Frank's Nursery (2002/2032)
Park Hills Plaza             Altoona        1985       Fee              24.00      279,858   97.86%    Weis Market (2022/2037),
                                                                                                       Dunham's Sporting
                                                                                                       Goods(2004/2014),
                                                                                                       Toys R Us (2015/2035),
                                                                                                       Staples (2010/2020),
                                                                                                       Superpetz (2005/2015)
Pilgrim Gardens              Drexel Hill    1986       Fee              5.00       83,358    98.56%    Loehmann's (2003/2013), QVC
                                                                                                       Network, Inc. (1999/1999)
Street Road                  Bensalem       1993       Fee              10.35      68,031    100.00%   Drug Emporium (2002/2008),
                                                                                                       Frank's Nursery (2007/2022)
Valley Fair                  Tredyffrin     1993       Fee              11.14      113,000   85.99%    Filene's
                                                                                                       Basement(2009/2019), MedMax
                                                                                                       (2008/2018)  (1)
Valley Forge Mall            Phoenixville   1985       Fee              18.00      177,379   72.41%    Eckerd Drug (2000/2010),
                                                                                                       Ames ( 2017/2025)
Whitehall Square             Whitehall      1986       Fee              30.44      298,023   99.63%    Stop & Shop (2006/2024),
                                                                                                       Phar Mor (2001/2016),
                                                                                                       Today's Man (2002/2007),
                                                                                                       The Sports Authority
                                                                                                       (2006/2036), Kids R Us
                                                                                                       (2007/2027)  (1)
Rhode Island
Wampanoag Plaza              East           1989       Fee              18.00      242,162   82.49%    Rx Drug (2001/2016),
                             Providence                                                                Cherry&Webb(2000/2005),
                                                                                                       Marshalls (2001/2001),
                                                                                                       Savers/TVI, Inc.(2010/2025)
South Carolina
East Main Centre             Spartanburg    1997       Fee              23.06      171,595   100.00%   Wal Mart(2009/2039),
                                                                                                       Goody's(1999/2009)
Park Centre                  Columbia       1997       Fee              20.64      190,705   100.00%   Wal Mart(2009/2039), Harris
                                                                                                       Teeter(2012/2015)
Tennessee
Meeting Square               Jefferson
                             City           1998       Fee              9.43       92,968    100.00%   Wal Mart(2009/2039), Food
                                                                                                       Lion (2009/2039) (1)
Virginia
Culpeper Town Mall           Culpeper       1995       Fee              27.48      133,321   58.28%    Central Tractor(2000/2010),
                                                                                                       Schewel Furniture
                                                                                                       (2001/2006),
Marumsco-Jefferson Plz.      Woodbridge     1995       Fee              36.00      329,305   71.21%    Giant Food
                                                                                                       Store(2004/2024),Peebles
                                                                                                       (2004/2010), CVS (2002/2002)
Statler Crossing             Staunton       1998       Fee              21.04      166,944   97.12%    Wal Mart (2009/2039), Rack
                                                                                                       'N Sack (2013/2028) (1)
                                                                     ---------------------

                             Total                                   1,017.41    9,094,522   93.73%
                                                                     =====================

Footnotes:
(1) Includes space for which rent is being paid but which is not presently occupied.
(2) 84,692 square feet gross leasable area is subject to a ground lease which expires in 2004.
(3) Includes data for Caldor stores which will close in 1999.

/TABLE

     Corporate Headquarters The Company leases from Norman M. Kranzdorf and his wife a three-story building containing approximately 20,000 square feet located at 128 Fayette Street, Conshohocken, Pennsylvania 19428, which serves as the Company's headquarters. This lease was extended to January 14, 2004 and provides that the Company will pay a rental of $153,720 per annum. The lease also requires the Company to pay for all real estate taxes, utilities, repairs and other costs and expenses in connection with the use and occupancy of the building.

Item 3.        Legal Proceedings
     The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties. The Company is involved in routine litigation arising in the ordinary course of business and which is expected to be covered by the Company's liability insurance.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                   PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
          Matters

(a)  Market Information

     The Shares have been listed on the New York Stock Exchange ("NYSE") since November 19, 1992 under the symbol "KRT." On March 23, 1999, the last reported sale price of the Shares on the NYSE was $12.625. The following table shows the high and low sales price for the Shares for the fiscal periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Common Share paid by the Company with respect to each such period.

    1998             High        Low    Distributions
First Quarter       $19.63     $17.38       $.48
Second Quarter      $18.69     $17.50       $.48
Third Quarter       $19.00     $15.00       $.48
Fourth Quarter      $16.38     $13.38       $.48

    1997             High        Low    Distributions
First Quarter       $17.63     $15.38       $.48
Second Quarter      $17.38     $15.75       $.48
Third Quarter       $19.75     $16.88       $.48
Fourth Quarter      $20.00     $18.50       $.48


(b)  Holders

     The approximate number of holders of record of the Shares was 929 as of March 23, 1999.

(c)  Recent Sales of Unregistered Securities

     On April 1, 1998, July 1, 1998, October 1, 1998 and January 1, 1999, Shares were issued to the non-employee trustees of the Company (the "Trustee Shares"). Trustee Shares issued to Dr. Peter Linneman, Mr. Bernard Korman, Mr. James Selonick and Mr. E. Donald Shapiro totalled 1,194, 1,148, 493 and
1,302, respectively, for the above periods.   Mr. Gerald Finn filled the
vacancy left on the Board of Trustees and received 54, 307 and 502 Trustee Shares on July 1, 1998, October 1, 1998 and January 1, 1999, respectively, The Trustee Shares were issued to such individuals in lieu of (i) their annual trustee fee of $18,000, and (ii) a fee of $1,500 for each regular Board meeting attended. The Trustee Shares were valued based on the closing price of the Shares on the New York Stock Exchange on the last business day of the fiscal quarter preceding the date of grant. No underwriter was used in connection with the issuance of the Trustee Shares. For the fiscal year 1998, the non-employee trustees received an aggregate of 5,000 Shares having an aggregate value of $82,500 at the respective dates of grant.

     On July 1, 1998, the Company issued 13,049 restricted Shares (the "Employee Shares") to certain employees. The Employee Shares were valued based on a per share price of $18.44 and were issued as bonuses for performance. The Employee Shares vest over a period of three years from the date of issuance, although employees are immediately entitled to the dividends from the date of grant. No underwriter was used in connection with the issuance of the Employee Shares.

     On March 26, 1998, the Company issued 16,842 Shares (the "GP Development Shares") in connection with the purchase of the fifth of the five Georgia Properties. The GP Development Shares were valued at approximately $320,000 and were issued to the seller of the properties. The other four centers were acquired in December 1997 and the Company issued 67,369 GP Development Shares at that time. No underwriter was used in connection with the issuance of these shares.

     The issuance of the Trustee Shares, the Employee Shares and the GP Development Shares were exempt from registration under the Securities Act of 1993, as amended (the "Act"), as transactions by an issuer not involving any public offering in accordance with Section 4(2) of the Act.

d)   Distributions

     The Company declared distributions to common shareholders aggregating $1.92 per Share during the fiscal year ended December 31, 1998. Of these distributions, it was determined that $0.83 per share is a return of capital and $1.09 per share is ordinary income.

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

Item 6.        Selected Financial Data

     The following table sets forth on a historical basis Selected Financial
Data for the Company,   This information should be read in conjunction with
the financial statements of the Company (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations. The historical Selected Financial Data for Kranzco Realty Trust has been derived from the audited financial statements.

                                         KRANZCO REALTY TRUST

                                      Year Ended December 31--

                            1998        1997       1996       1995       1994
                            ----        ----       ----       ----       ----
                              (In thousands except share and per share data)
OPERATING DATA:
  Revenue
    Minimum rent         $56,823     $47,579    $41,665    $40,259    $33,166

    Percentage rent        1,233       1,163      1,042      1,044      1,000

    Expense reim-
      bursements          12,800      11,165     11,732     10,988      9,455
    Interest income          335         278        624        902        985
    Other income             151         127        117        277        434
                          ------      ------     ------     ------     ------
    Total revenue         71,342      60,312     55,180     53,470     45,040

Operating expenses,
  exclusive of interest,
  depreciation and
  amortization            23,242      17,807     18,382     16,482     15,638
Interest expense          21,764      18,887     17,069     16,208     10,469
Depreciation and
  amortization            14,582      12,534     11,194     10,903      9,066
                          ------      ------     ------     ------     ------
Income before gain
  (loss) on sale of
  real estate and
  extraordinary items     11,754      11,084      8,535      9,877      9,867
Gain (loss) on sale of
  real estate                109           0       (63)          0          0
Extraordinary loss on
  early extinguishment
  of debt/debt
  refinancing                  0       (467)   (11,052)          0          0
                          ------      ------     ------     ------     ------
Net income (loss)         11,863      10,617    (2,580)      9,877      9,867
Preferred share
  distributions            7,984       3,565        695        485          0
                          ------      ------     ------     ------     ------
Net income (loss) for
  common shareholders     $3,879      $7,052   ($3,275)     $9,392     $9,867
                          ------      ------     ------     ------     ------
Basic earnings (loss)
  per common share         $0.37       $0.68    ($0.32)      $0.91      $0.96
                          ------      ------     ------     ------     ------
Diluted earnings (loss)
  per common share         $0.37       $0.68    ($0.32)      $0.91      $0.95
                          ------      ------     ------     ------     ------
Weighted average number
  of Common Shares
  outstanding         10,478,793  10,341,958 10,327,795 10,319,464 10,315,497

BALANCE SHEET DATA:
  Real estate, before
    accumulated
    depreciation        $584,883    $484,741   $370,491   $368,073   $318,870
  Total assets          $546,516    $466,220   $359,157   $372,983   $331,779
  Total mortgages and
    notes payable       $350,141    $255,124   $212,590   $204,247   $160,771


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At December 31, 1998 the Company had $2,913,000 of cash on hand. In addition to its cash reserve, unused capacity under credit facilities totaled $13,000,000 at year end.

     As of December 31, 1998 the Company had total mortgages and notes payable of $350,141,000 of which $301,032,000 bear interest at fixed rates ranging from 7.00% to 10.50%. The weighted average interest rate of all of the Company's mortgages and notes payable as of December 31, 1998 was 7.83%. As of December 31, 1998, the Company is required to make aggregate principal payments on all of its outstanding indebtedness of $8,247,000 in 1999, $50,082,000 in 2000, $5,279,000 in 2001, $4,354,000 in 2002 and $193,970,000
in 2003.

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

     As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account was $349,000 as of December 31, 1998.
All funds in the Capital and TI Reserve Account may be used on a current basis to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $178,000 as of December 31, 1998.

     As of December 31, 1998, the Company has two floating rate mortgages with principal outstanding of $7,109,000. The interest rate on both of the mortgages is equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. The rates are reset once a year. As of December 31, 1998, the rates of the two mortgages were 6.875% and 7.00%.

     The Company has available a $3.0 million secured line of credit from Bank Leumi Trust Company of New York which expires in June 1999. This line is secured by a property in Orange, CT. Amounts borrowed under the line bear interest at 50 basis points above that bank's reference rate, which was 7.75% as of December 31, 1998. There were no outstanding borrowings under this facility as of December 31, 1998.

     The Company also has available a $1.0 million unsecured line of credit from First Union National Bank. Amounts borrowed under the line will bear interest at the bank's prime rate, which was 7.75% at December 31, 1998. The facility has been extended through March 31, 1999, and there were no borrowings outstanding under this facility as of December 31, 1998.

     In 1997, the Company obtained a secured first mortgage loan facility of up to $50 million from Salomon Brothers Realty Corp. (the "Salomon Facility"). In September 1998, the Company doubled this Salomon Facility to $100 million from $50 million. The maturity of the Salomon Facility was extended two years to July 2000, with an option for a one-year extension. Eighteen of the Company's shopping centers or portions thereof secure the mortgage loan facility. Amounts borrowed under the Salomon Facility bear interest at a rate equal to the one-month London Interbank Offering Rate ("LIBOR") plus a spread of 175 basis points, which was 7.30% as of December 31, 1998. The Salomon Facility requires the following covenants be met: consolidated equity will not fall below $175 million; consolidated income available for debt service will not be less than 1.75 to 1.0; and debt to market cap will not be above 70%. The Company is in compliance with these covenants. There was $42,000,000 of outstanding borrowings under this facility as of December 31, 1998. The proceeds of the Salomon Facility were used by the Company for funding property acquisitions, general corporate purposes and capital needs.

     In March 1998, the Company acquired one shopping center in Georgia for approximately $4,000,000. This shopping center has approximately 95,800 square feet of gross leasable area. The shopping center was under contract as of December 31, 1997 and was the last of a package of five Georgia properties to be acquired. The other four properties were acquired prior to December 31, 1997. The Company funded the purchase of the property through the assumption of approximately $3.3 million of debt, the issuance of approximately $320,000 of Shares and the payment of approximately $225,000 of cash.

     In September 1998, the Company acquired nine community shopping centers in five midwestern and southern states for approximately $89,000,000. The Company funded the purchase of the property through a 10-year 7% fixed rate $65,900,000 mortgage with Salomon Brothers Realty Corp. and the draw down of $23,100,000 from the Salomon Facility. The centers, seven of which are anchored by Wal-Mart, have a total of approximately 1.4 million square feet of gross leasable area and were approximately 99% leased when purchased.

     The acquisitions described above resulted in a 18% increase in the Company's gross leasable square feet and enabled the Company to expand into three additional states.

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

     On August 12, 1998, the Company commenced an Exchange Offer pursuant to which the Company offered to exchange an aggregate of $8,000,000 of Callable Convertible Subordinated Notes Due 2008, for an aggregate of 10,379,531 shares of common stock, par value $.01 per share (the "NAI Shares") of New America Network, Inc., a Delaware corporation which conducts business under the name New America International ("NAI"), or approximately 80% of the outstanding NAI Shares. Pursuant to the terms of the proposed transactions, NAI would have become a public company which would have been approximately 9.8% owned by the Company and would have provided for a long-term cooperative agreement under which the two companies would collaborate in developing new opportunities and revenue streams for each other from real estate brokerage and related services, but would otherwise remain independent. In December 1998, the Company terminated the Exchange Offer with NAI due to disruptions to the securities markets. It was management's opinion that a public offering of a small capitalization company would not be favorable at that time. Under a new agreement, the Company invested $1million for a minority interest in NAI common stock and entered into an intercompany agreement with NAI.

      In August 1998, pursuant to a registered offering, the Company received net proceeds of $1.3 million and issued 73,455 common shares of beneficial interest. The proceeds were used for general corporate purposes.

     The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Also, funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations for common shareholders decreased $1,611,000 or 8% from $19,428,000 for the year ended December 31, 1997 to $17,817,000 for the year ended December 31, 1998.

     The Company has several tenants who are operating under Chapter 11 of the United States Bankruptcy code. Among the tenants are Caldor (three stores representing approximately $2.8 million or 3.9% of the Company's annual revenues). Caldor announced in January 1999 that it was liquidating. At the Company's Anneslie Shopping Center in Baltimore, Maryland, the Caldor lease is guaranteed by The May Company. The Company is awaiting notice of whether its leases are purchased as part of the bankruptcy liquidation. In the meantime, management is seeking potential replacement tenants for the three locations. Bradlees, a tenant at the Company's Bethlehem Square shopping center, was in bankruptcy during 1998. In January 1999, Bradlees emerged from bankruptcy protection and continues to operate and pay its obligations in accordance with its lease at this location. Other tenants in the Company's portfolio that continue to pay current rent and operate their stores under Chapter 11 are individually less than 1% and in the aggregate just over 1% of the Company's annual revenues. The Company believes that it is adequately reserved for these tenants.

      During the year ended December 31, 1998, the Company invested approximately $92,692,000 in the acquisition of new property and $8,360,000 in the expansion and improvement of existing shopping center properties. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or issue additional equity securities.

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

     At this time, management does not believe that the Company is responsible for any computer controlled systems that are vulnerable to the Year 2000 problem such as HVAC, elevators or alarms at any of its properties. While the Company is still in the process of completing this review, all vendors of such systems that are known to us have been contacted. All of the Company's tenants have been notified of the issues regarding the Year 2000.

     The Company expects to have completed identification, remediation and testing of all of its systems by May of 1999.

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

     Vendors of the Company may own or maintain IT and non-IT systems which are not Year 2000 compliant. To the extent that such vendors are unable to render critical services, the Company's operating results and financial condition could be adversely effected. In particular, outages of utilities such as gas, electric and phone service could have a severely negative impact on the Company's ongoing operations at any of its locations. The Company is in contact with certain vendors regarding the Year 2000, but requiring all vendors' representations of Year 2000 compliance would have little if any effect on the situation and the Company does not intend to pursue this course.

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


Results of Operations

     Year ended December 31, 1998 versus the year ended December 31, 1997

     Net income for common shareholders decreased $3,173,000 from $7,052,000 or $0.68 per common share in 1997 to $3,879,000 or $0.37 per common share in 1998. This decrease is due to a combination of factors as described below, but is primarily attributable to two charges in 1998. The Company reserved approximately $250,000 of costs incurred in the terminated transaction with NAI (see above for additional details). The Company also recorded a charge of approximately $2,863,000 related to straight-line rentals and pre-petition rents, primarily for the three Caldor stores.

     Minimum rent increased $9,244,000 or 19% from $47,579,000 for the year ended December 31, 1997 to $56,823,000 for the year ended December 31, 1998. The increase was primarily due to the additional rents from a full year of operations of the twenty centers acquired by the Company in 1997(approximately $5,594,000 increase from prior year), as well as an increase in the minimum rents of approximately $2,468,000 from the ten shopping centers purchased by the Company in 1998. The remaining increase of approximately $1,182,000 was an increase in the minimum rents of the Company's shopping centers owned prior to 1997.

     Expense reimbursements increased $1,635,000 or 15% from $11,165,000 for the year ended December 31, 1997 to $12,800,000 for the year ended December 31, 1998. The increase was primarily due to higher common area maintenance expenses in 1998 (see operations and maintenance expenses below), as well as the additional reimbursements from the operations of the ten centers acquired by the Company during 1998 of approximately $514,000.

     Interest income increased $57,000 or 21% from $278,000 for the year ended December 31, 1997 to $335,000 for the year ended December 31, 1998.
The increase was primarily due to the additional cash on hand in the beginning of the year which represented the net proceeds from the issuance of the Company's Series D Preferred Shares in December 1997. These proceeds were invested in a money market fund.

     Interest expense increased $2,877,000 or 15% from $18,887,000 for the year ended December 31, 1997 to $21,764,000 for the year ended December 31, 1998. The increase is primarily due to the operations of the ten centers acquired by the Company in 1998 of approximately $1,425,000 as well as a full year of interest expense for the four centers acquired by the Company in December 1997 of approximately $1,872,000. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $947,000 and $850,000 during 1997 and 1998, respectively.

     Depreciation and amortization increased $2,048,000 or 16% from $12,534,000 for the year ended December 31, 1997 to $14,582,000 for the year ended December 31, 1998. The increase was primarily due to the additional depreciation of approximately $553,000 for the operations of the ten centers acquired by the Company in 1998 and the additional depreciation for a full year for the twenty centers acquired in 1997.

     Real estate taxes increased $820,000 or 12% from $6,584,000 for the year ended December 31, 1997 to $7,404,000 for the year ended December 31, 1998. The increase was primarily due to the additional real estate taxes of approximately $366,000 for the ten centers acquired by the Company in 1998. The remaining increase was due to a full years expense recorded in 1998 for the twenty centers purchased in 1997. The increase was offset by the capitalization of real estate taxes on projects under construction of $188,000 and $142,000 during the years 1997 and 1998, respectively.

     Operations and maintenance expenses increased $4,016,000 or 48% from $8,346,000 for the year ended December 31, 1997 to $12,362,000 for the year ended December 31, 1998. The increase was primarily due to the Company's provision of $2,863,000 of straight-line rents and pre-petition rent receivables for certain tenants in bankruptcy, primarily Caldor. The additional increase relates to additional monies spent in 1998 for repairs at the centers as well as an increase in insurance costs for the additional centers purchased in 1998 and the full year's effect for those centers purchased during 1997.

     General and administrative expenses increased $599,000 or 21% from $2,877,000 for the year ended December 31, 1997 to $3,476,000 for the year ended December 31, 1998. The increase is primarily due to salaries which were capitalized in 1997 in connection with acquisitions. Due to a change in accounting rules, internal salary costs, even though directly attributable to the project, are no longer permitted to be capitalized as part of the acquisition costs. The Company also recorded a $250,000 charge for transaction costs related to the December termination of a proposed exchange offer with NAI. In lieu of the proposed exchange offer, the Company made a $1,000,000 investment for a minority interest in NAI.

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risks

          The Company's primary exposure to market risk is to changes in interest rates. The Company has $350,141,000 of debt outstanding as of December 31, 1998 of which 86% has been borrowed at fixed rates ranging from 7.00% to 10.50%. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt.

Item 8.   Financial Statements and Supplementary Data

     The response to this Item 8 is included as a separate section of Item 14 in Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                  PART III

Item 10.  Director and Executive Officers of the Registrant

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 2, 1999.

Item 11.  Executive Compensation

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 2, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 2, 1999.

Item 13.  Certain Relationships and Related Transactions

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 2, 1999.


                                   PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  (1)  Financial Statements

     Kranzco Realty Trust
       Report of Independent Public Accountants
       Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements Of Operations for the years ended December 31,
         1998, 1997 and 1996
       Consolidated Statements Of Beneficiaries' Equity for the years ended
         December 31, 1998, 1997 and 1996
       Consolidated Statements Of Cash Flows for the years ended December 31,
         1998, 1997 and 1996
       Notes To Consolidated Financial Statements

     (2) Financial Statement Schedule

     Kranzco Realty Trust
     Report of Independent Public Accountants
     Schedule III - Real Estate and Accumulated Depreciation - December 31,
       1998
     Notes to Schedule III

     (3) Exhibits

     3.1 Amended and Restated Declaration of Kranzco Realty Trust. (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement No.33-49434.)
     3.2   Amendment of Amended and Restated Declaration of Trust, dated
           December 31,                  1995. (Incorporated by reference to
           Exhibit 3.3 to the Company's Annual Report                  on
           Form 10-K for the fiscal year ended December 31, 1996.)
     3.3 Amendment No. 2 of Amended and Restated Declaration of Trust, dated June 4, 1997. (Incorporated by reference to Exhibit 4.1(c) of the Company's Registration Statement on Form S-3 filed July 31, 1997.)
     3.4   Amended and Restated Bylaws of Kranzco Realty Trust, as amended.
     4.1 Specimen certificate for Common Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.33-49434.)
     4.2 Articles Supplementary for the Series A Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest.
           (Incorporated by reference to the Company's Report on Form 8-K dated May 4, 1995.)
     4.3 Articles Supplementary Classifying 11,155 Shares of Beneficial Interest as Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4 No. 333-18249.)
     4.4 Articles Supplementary for the Company's Series B-1 Cumulative Convertible Preferred Shares of Beneficial Interest.
           (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form 8-A dated February 27, 1997.)
     4.5 Articles Supplementary for the Company's Series B-2 Cumulative Convertible Preferred Shares of Beneficial Interest.
           (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 No. 333-18249.)
     4.6 Articles Supplementary for the Company's Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 No. 333-18249.)
     4.7 Articles Supplementary for the Company's Series D Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form 8-A filed December 10, 1997.)
     4.8 Specimen of the Company Series D Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-A filed December 10, 1997.)
     4.9 Specimen of the Company's Rights Certificate. (Incorporated by reference to Exhibit B of Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 12, 1998.)
     4.10 Articles Supplementary for the Company's Series E Junior Participating Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit A of Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 12, 1998.)
     10.1 Kranzco Realty Trust 1992 Employees Share Option Plan, as amended. (Incorporated by reference to Exhibit 10.10 of the Company's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
     10.2 Kranzco Realty Trust 1992 Employees Share Option Plan, amended. (Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
     10.3 Kranzco Realty Trust 1995 Incentive Plan. (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 No. 33-94294.)
     10.4 Loan Agreement dated as of February 26, 1997 with Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 14, 1997.)
     10.5 Global Promissory Note dated February 26, 1997 in the amount of $50,000,000 executed in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 14, 1997.)
     10.6 Unlimited Guaranty of Payment dated as of February 26, 1997 issued by Kranzco Realty Trust in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 14, 1997.)
     10.7 Form of Exemplar Open End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by the Borrowers for the benefit of Salomon Brothers Realty Corp., and filed in Pennsylvania, New York, Connecticut, Rhode Island, Mississippi, North Carolina, Kentucky, Massachusetts, Minnesota, Arizona, Georgia, and Michigan with respect to Bradford Mall, Bradford, PA; Barn Plaza, Doylestown, Pennsylvania; Circuit City at Mall at Cross County, Yonkers, New York; Parkway Plaza I, Hamden, Connecticut; Valley Forge Mall, Phoenixville, Pennsylvania; Wampanoag Plaza, East Providence, Rhode Island; Brookway Village, Brookhaven, Mississippi; Magnolia Plaza, Morganton, North Carolina; Harrodsburg Marketplace, Harrodsburg, Kentucky; Franklin Center, Chambersburg, Pennsylvania; Ames Center, Raynham, Massachusetts; Baker's Square, Minnetonka, Minnesota; Baker's Square, Roseville, Minnesota; Sinclair Paints, Tucson, Arizona; 30000 Plymouth Road, Livonia, Michigan; Tower Plaza, Georgia; 1615 E. Shotwell Street, Bainbridge Town Center, Georgia; and Filene's Basement at Valley Fair, 260 West Swedesford Road, Devon, Pennsylvania. (Incorporated by reference to Exhibit
           10.4 of the Company's Current Report on Form 8-K filed March 14,
           1997.)
     10.8 Trust and Servicing Agreement, dated as of June 18, 1996, among KRT Origination Corp., GE Capital Management Corporation and State Street Bank and Trust Company. (Incorporated by reference to
           Exhibit 10.43 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
     10.9 Cash Collateral Account, Security, Pledge and Assignment Agreement, dated as of June 18, 1996, among the Borrowers, State Street Bank and Trust Company, as Agent, and KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
     10.10 Cash Collateral Agreement, dated June 18, 1996, among the Borrowers, and State Street Bank and Trust Company, as Agent. (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
           1996)
     10.11 $123,700,000.00 Class A Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
     10.12 $20,600,000.00 Class B Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
     10.13 $28,900,000.00 Class C Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
     10.14 $8,500,000.00 Class D Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
     10.15 Form of Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., as mortgagee, and filed in Connecticut, Maryland, New Jersey, New York and Pennsylvania with respect to Groton Square in Groton, Connecticut, Manchester Kmart in Manchester, Connecticut, Milford in Milford, Connecticut, Orange in Orange, Connecticut, Fox Run in Prince Frederick, Maryland, Hillcrest Plaza in Frederick, Maryland, Anneslie in Baltimore, Maryland, Suburban Plaza in Hamilton, New Jersey, Collegetown in Glassboro, New Jersey, Hillcrest Mall in Phillipsburg, New Jersey, The Mall at Cross County in Yonkers, New York, Highridge Plaza in Yonkers, New York, North Ridge in New Rochelle, New York, Village Square in Larchmont, New York, A&P Mamaroneck in Mamaroneck, New York, Port Washington in Port Washington, New York, Bethlehem in Bethlehem, Pennsylvania, Whitehall Square in Whitehall, , Pennsylvania, Bristol Commerce Park in Bristol, Pennsylvania, Park Hills Plaza in Altoona, Pennsylvania, Barn Plaza in Doylestown, Pennsylvania, Best Plaza in Tredyffrin, Pennsylvania, Bensalem Square in Bensalem, Pennsylvania, Street Road in Bensalem, Pennsylvania, Pilgrim Gardens in Drexel Hill, Pennsylvania, 69th Street Plaza in Upper Darby, Pennsylvania and MacArthur Road in Whitehall, Pennsylvania (the "Properties"). (Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
     10.16 Form of Unrecorded Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., and held in escrow with respect to the Properties located in Maryland and in New York. (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
     10.17 Escrow Agreement made among KRT Origination Corp., the Borrowers and Robinson Silverman Pearce Aronsohn & Berman LLP, as escrow agent, with respect to the unrecorded second mortgages covering the Properties located in New York and Maryland. (Incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
     10.18 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Norman M. Kranzdorf. (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
     10.19 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Robert H. Dennis. (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
     10.20 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Edmund Barrett. (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
     10.21 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Bengt Danielsson. (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
     10.22 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Michael Warrington.
           (Incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
     10.23 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Michael Kranzdorf. (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
     10.24 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Peter J. Linneman. (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
     10.25 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and E. Donald Shapiro. (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
     10.26 Severance Benefits Agreement dated as of July 30, 1998 by and between Kranzco Realty Trust and Gerald C. Finn.
     10.27 Severance Benefits Agreement dated as of July 30, 1998 by and between Kranzco Realty Trust and Bernard J. Korman.
     10.28 Agreement dated October 30, 1997 between Kranzco Realty Trust and GP Development Corporation. (Incorporated by reference to Exhibit
           2.1 of the Company's Current Report on Form 8-K dated November 25, 1997.)
     10.29 Agreement and Plan of Merger dated October 30, 1997 between Kranzco Realty Trust, GP Development Corporation, the shareholders of GP Development Corporation and KR Atlanta, Inc. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated November 25, 1997.)
     10.30 Mortgage Note for $6,700,000.00, dated as of October 5, 1990, from Holcomb Bridge Partners, L.P., a Georgia limited partnership ("Holcomb"), in favor of Allstate Life Insurance Company ("Allstate") (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K dated November 25, 1997.)
     10.31 Modification of Mortgage Note, dated as of October 31, 1995, between Holcomb and Harris Trust and Savings Bank ("Harris Trust") (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K dated November 25, 1997.)
     10.32 Deed to Secure Debt, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing ("Deed to Secure Debt") from Holcomb to Allstate, dated as of October 5, 1990 (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit
           2.5 of the Company's Current Report on Form 8-K dated November 25, 1997.)
     10.33 Modification of Deed to Secure Debt between Holcomb and Harris Trust, dated as of October 31, 1995 (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.6 of the Company's Current Report on Form 8-K dated November 25, 1997.)
     10.34 Real Estate Note for $3,725,000.00, dated as of August 6, 1987, from West Stewarts Mill Associates, Ltd., a Georgia limited partnership ("West Stewarts"), in favor of Confederation Life Insurance Company, a mutual insurance company incorporated in Canada ("Confederation"), first amendment thereto dated as of November 27, 1987, second amendment thereto dated as of November 1, 1993, third amendment thereto dated as of November 1, 1993 and fourth amendment thereto dated as of February 21, 1995 (relating to Park Plaza). (Incorparated by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K dated November 25, 1997.)
     10.35 Deed to Secure Debt and Security Agreement between West Stewarts and Confederation,dated as of August 6, 1987, first amendment thereto dated as of November 27, 1987 and second amendment thereto dated as of November 1, 1993 (relating to Park Plaza). (Incorporated by reference to Exhibit 2.8 of the Company's Current Report on Form 8-K dated November 25, 1997.)
     10.36 Escrow Agreement, dated as of November 1, 1993, between Confederation and West Stewarts. (Incorporated by reference to
           Exhibit 2.9 of the Company's Current Report on Form 8-K dated November 25, 1997.)
     10.37 Promissory Note for $10,670,000.00, dated as of July 31, 1996, from Mableton Village Associates, L.L.C., a Georgia limited liability company ("Mableton Village"), in favor of Lehman Brothers Holdings, Inc. d/b/a Lehman Capital ("Lehman") (relating to The Village at Mableton). (Incorporated by reference to Exhibit
           2.10 of the Company's Current Report on Form 8-K dated November 25, 1997.)
     10.38 Deed to Secure Debt and Security Agreement, dated as of July 31, 1996, between Mableton Village and Lehman (relating to The Village at Mableton). (Incorporated by reference to Exhibit 2.11 of the Company's Current Report on Form 8-K dated November 25, 1997.)
     10.39 Sales Contract dated June 26, 1998 by and among Kranzco Realty Trust, a Maryland real estate investment trust, and Europco Property Investors II, Ltd., a Georgia limited partnership; Europco Property Investors III, Ltd., a Georgia limited partnership; Europco Property Investors IV, Ltd., a Georgia limited partnership; Secured Properties Investors V, L.P., a Georgia limited partnership; Secured Properties Investors VIII, L.P., a Georgia limited partnership; Secured Properties Investors IX, L.P. a Georgia limited partnership; and Tifton Partners, L.P., a Georgia limited partnership. (Incorporated by reference to
           Exhibit 2.1 of the Company's Current Report on Form 8-K dated June 26, 1998, filed July 16, 1998.)
     10.40 Fixed Rate Note, dated September 29, 1998, made by the Borrowers named therein in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
     10.41 Guaranty, dated as of September 29, 1998, made by and among Kranzco Realty Trust, for the benefit of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.39 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
     10.42 Form of Mortgage/Deed of Trust/Deed to secure Debt and Security Agreement, dated September 29, 1998, made by the Borrowers named therein for the benefit of Salomon Brothers Realty Corp. and filed in Florida, Georgia, Ohio, Tennessee, and Virginia with respect to Village Oaks, Pensacola, Florida; Vidalia Wal-Mart Center, Vidalia, Georgia; Summerville Wal-Mart Center, Summerville, Georgia; Tifton Corners, Tifton, Georgia; Douglasville Crossing, Douglasville, Georgia; Snellville Oaks, Snellville, Georgia; Pickaway Crossing, Circleville, Ohio; Meeting Square, Jefferson City, Tennessee; and Statler Crossing, Staunton, Virginia. (Incorporated by reference to Exhibit 10.40 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
     10.43 Rights Agreement dated as of November 10, 1998 between Kranzco Realty Trust and First Union National Bank, as Rights Agent. The Rights Agreement includes as Exhibit A the form of Articles Supplementary for the Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to
           Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 12, 1998).
     21    Subsidiaries of Kranzco Realty Trust.
     23    Consent of Arthur Andersen LLP.


(4)  Reports on Form 8-K

     A Report on Form 8-K dated November 12, 1998 was filed by the Company with the Securities and Exchange Commission on November 12, 1998. The Company reported the adoption of a shareholders' rights plan.

     A Report on Form 8-K dated October 13, 1998 was filed by the Company with the Securities and Exchange Commission on October 13, 1998. The Company reported the acquisition of nine shopping centers and an increase in an available line of credit.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  KRANZCO REALTY TRUST
                                                           (Registrant)

                                             By: /s/ Norman M. Kranzdorf
                                                 -----------------------
                                                     Norman M. Kranzdorf
                                                 Chief Executive Officer

Dated:   March 23, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                            Date
---------                  -----                            ----
/s/ Norman M. Kranzdorf    President, Chief Executive       March 23, 1999
-------------------------  Officer and Trustee (Principal
Norman M. Kranzdorf        Executive Officer)

/s/ Robert H. Dennis       Chief Financial Officer,         March 23, 1999
-------------------------  Treasurer and Trustee (Principal
Robert H. Dennis           Financial and Accounting Officer)

/s/ Edmund Barrett         Chief Operating Officer,         March 23, 1999
-------------------------  Executive  Vice President
Edmund Barrett             and Trustee

/s/ Dr. Peter D. Linneman  Trustee                          March 23, 1999
-------------------------
Dr. Peter D. Linneman

/s/ E. Donald Shapiro      Trustee                          March 23, 1999
-------------------------
E. Donald Shapiro

/s/ Gerald C. Finn         Trustee                          March 23, 1999
-------------------------
Gerald C. Finn

/s/ Bernard J. Korman      Trustee                          March 23, 1999
-------------------------
Bernard J. Korman

                        INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
FINANCIAL STATEMENTS                                                   ----
--------------------

Kranzco Realty Trust

  *  Report of Independent Public Accountants                           F-1
  *  Consolidated Balance Sheets as of December 31, 1998 and 1997       F-2
  *  Consolidated Statements of Operations for the years ended
       December 31, 1998, 1997 and 1996                                 F-3
  *  Consolidated Statements of Beneficiaries' Equity for the
       years ended December 31, 1998, 1997 and 1996                     F-4
  *  Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996                                 F-5
  *  Notes to Consolidated Financial Statements                         F-6

FINANCIAL STATEMENT SCHEDULES
-----------------------------

Kranzco Realty Trust

  *  Report of Independent Public Accountants                           S-1
  *  Schedule III - Real Estate and Accumulated Depreciation -
       December 31, 1998                                                S-2
  *  Notes to Schedule III                                              S-6

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Trustees of Kranzco Realty Trust:

     We have audited the accompanying consolidated balance sheets of Kranzco Realty Trust (a Maryland trust) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, beneficiaries' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranzco Realty Trust and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                       Arthur Andersen LLP

Philadelphia, Pennsylvania
      February 22, 1999

                    Kranzco Realty Trust and Subsidiaries
                         Consolidated Balance Sheets

                                           December 31,      December 31,
                                               1998              1997
                                           ------------      ------------

ASSETS:
   Shopping center properties owned, at cost
    (Notes 1 and 9)
     Buildings and improvements           $437,242,000      $369,969,000
     Land                                  147,641,000       114,772,000
                                          -------------     -------------
                                           584,883,000       484,741,000
   Less-accumulated depreciation            59,793,000        46,811,000
                                          -------------     -------------
                                           525,090,000       437,930,000
   Cash and cash equivalents (Note 1 )       2,913,000        11,423,000
   Restricted cash (Note 2)                  1,465,000           883,000
   Rents and other receivables, net of
    allowance of $2,160,000 and
    $1,152,000, December 31,1998 and
    1997 (Notes 1, 3 and 4)                  7,573,000         9,210,000
   Prepaid expenses                          2,237,000         1,870,000
   Deferred financing costs, net of
    accumulated amortization of $1,237,000
     and $778,000, December 31,1998 and
    1997 (Notes 1 and 2)                     2,066,000         1,975,000
   Deferred costs, net of accumulated
    amortization of $1,040,000 and
    $1,043,000, December 31,1998 and
    1997 (Note 1)                            2,753,000         2,119,000
   Other assets                              2,419,000           810,000
                                          -------------     -------------
   Total assets                           $546,516,000      $466,220,000
                                          =============     =============


LIABILITIES:
   Mortgages and notes payable (Notes
    2 and 5)                              $350,141,000      $255,124,000
   Tenant security deposits                  1,453,000         1,318,000
   Accounts payable and accrued expenses     3,234,000         2,831,000
   Other liabilities                           559,000           597,000
   Distributions payable (Note 10)           6,650,000         6,010,000
                                          -------------     -------------
   Total liabilities                       362,037,000       265,880,000

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

REDEEMABLE PREFERRED SHARES, SERIES C,
 $0.01 PAR VALUE; 44,550 AND 222,750 SHARES,
 DECEMBER 31, 1998 AND 1997, RESPECTIVELY
 (Notes 5 and 10)                              445,000         2,228,000

BENEFICIARIES' EQUITY (Notes 5, 6 and 10):
   Preferred shares of beneficial interest,
    Series A-1, $0.01 par value; 11,155
    shares, December 31, 1998  and 1997          1,000             1,000
   Preferred shares of beneficial interest,
    Series B-1 and B-2, $0.01 par value;
    1,183,277 and 1,183,331 shares,
    December 31, 1998 and 1997, respectively    12,000            12,000
   Preferred shares of beneficial interest,
    Series D, $0.01 par value; 1,800,000
    shares,  December 31, 1998 and 1997         18,000            18,000
   Common shares of beneficial interest,
    $0.01 par value; authorized 100,000,000
    shares; issued and outstanding, 10,537,103
    and 10,415,427 as of December 31, 1998
    and 1997, respectively                     105,000           104,000
   Capital in excess of par value          263,370,000       261,097,000
   Cumulative net income available for
    common shareholders                     37,685,000        33,806,000
   Cumulative distributions on common
    shares of beneficial interest         (116,914,000)      (96,771,000)
                                          -------------      ------------
                                           184,277,000       198,267,000
   Unearned compensation on restricted
    shares of beneficial interest
    (Note 6)                                  (243,000)         (155,000)
                                          -------------       -----------
   Total beneficiaries' equity             184,034,000       198,112,000
                                          -------------     -------------
   Total liabilities and beneficiaries'
    equity                                $546,516,000      $466,220,000
                                          =============     =============

   The accompanying notes are an integral part of these statements.

                    Kranzco Realty Trust and Subsidiaries
                    Consolidated Statements of Operations

                                       For the year ended December 31,

                                           1998        1997        1996
                                       ----------- ----------- -----------

REVENUES:
 Minimum rent (Notes 1, 3 and 4)       $56,823,000 $47,579,000 $41,665,000
 Percentage rent (Note 1)                1,233,000   1,163,000   1,042,000
 Expense reimbursements                 12,800,000  11,165,000  11,732,000
 Interest income                           335,000     278,000     624,000
   Other                                   151,000     127,000     117,000
                                       ----------- ----------- -----------
   Total revenue                        71,342,000  60,312,000  55,180,000
                                       ----------- ----------- -----------

EXPENSES:
 Interest (Note 2)                      21,764,000  18,887,000  17,069,000
 Depreciation and amortization
 (Note 1)                               14,582,000  12,534,000  11,194,000
   Real estate taxes                     7,404,000   6,584,000   6,073,000
   Operations and maintenance
   (Note 3)                             12,362,000   8,346,000   9,473,000
   General and administrative
   (Notes 7 and 8)                       3,476,000   2,877,000   2,836,000
                                       ----------- ----------- -----------
   Total expenses                       59,588,000  49,228,000  46,645,000
                                       ----------- ----------- -----------

INCOME BEFORE GAIN (LOSS) ON SALE OF
 REAL ESTATE AND EXTRAORDINARY ITEM     11,754,000  11,084,000   8,535,000

 Gain (loss) on sale of real estate
 (Note 9)                                  109,000           0     (63,000)
                                       ----------- ----------- -----------

INCOME BEFORE EXTRAORDINARY ITEM        11,863,000  11,084,000   8,472,000

 Extraordinary loss on early
  extinguishment of debt/debt
  refinancing (Notes 2, 5 and 9)                 0     467,000  11,052,000
                                       ----------- ----------- -----------

NET INCOME (LOSS)                       11,863,000  10,617,000  (2,580,000)

 Preferred Share Distributions           7,984,000   3,565,000     695,000
                                       ----------- ----------- -----------

NET INCOME (LOSS) FOR COMMON
 SHAREHOLDERS                           $3,879,000  $7,052,000 ($3,275,000)
                                       =========== =========== ===========

Income before gain (loss) on sale
 of real estate and before extraordinary
 item per Common Share of Beneficial
 Interest                                    $0.36       $0.73       $0.75

Gain (loss) on sale of real estate
 per Common Share of Beneficial Interest     $0.01       $0.00      ($0.01)

Extraordinary loss on early
 extinguishment of debt/debt
 refinancing per Common Share
 of Beneficial Interest                      $0.00      $(0.05)     ($1.06)
                                       ----------- ----------- -----------
Basic and Diluted Earnings (Loss)
 per Common Share of Beneficial
 Interest                                    $0.37       $0.68      ($0.32)
                                       =========== =========== ===========

The accompanying notes are an integral part of these financial statements.

                                                Kranzco Realty Trust and Subsidiaries
                                          Consolidated Statements of Beneficiaries' Equity
                                        For the years ended December 31, 1998, 1997 and 1996


                                                                                                                          Unearned
                                                                                                            Cumulative     Compen-
                                                                 Preferred                  Cumulative   Distributions   sation on
                                Common               Preferred   Shares of                  Net Income      on Common   Restricted
                             Shares of               Shares of  Beneficial       Capital  Available for     Shares of    Shares of
                            Beneficial        Par   Beneficial    Interest     In Excess      Common       Beneficial   Beneficial
                              Interest      Value     Interest   Par Value  of Par Value   Shareholders     Interest      Interest
                            ----------   --------   ----------  ----------  ------------  -------------  -------------  ----------
BALANCE, JANUARY 1, 1996    10,322,858   $103,000       11,155      $1,000  $186,914,000    $30,029,000   ($57,061,000)  ($104,000)

  Issuance of common shares      9,949          -            -           -       145,000              -              -     (93,000)
  Forfeiture of common shares      (23)         -            -           -             -              -              -           -
  Accretion of discount on
   preferred shares of
   beneficial interest               -          -            -           -       118,000       (118,000)             -           -
  Accretion of unearned
   compensation on
   restricted shares of
   beneficial interest               -          -            -           -             -              -              -      66,000
  Net loss                           -          -            -           -             -     (2,580,000)             -           -
  Distributions on preferred
   shares                            -          -            -           -             -       (577,000)             -           -
  Distributions on common
   shares of beneficial
   interest($1.92 per share)         -          -            -           -             -              -    (19,830,000)          -
                            ----------   --------   ----------  ----------  ------------  -------------  -------------  ----------
BALANCE, DECEMBER 31, 1996  10,332,784   $103,000       11,155      $1,000  $187,177,000    $26,754,000   ($76,891,000)  ($131,000)

  Issuance of common shares     82,697      1,000            -           -     1,545,000              -              -    (125,000)
  Forfeiture of common shares      (54)         -            -           -        (1,000)             -              -           -
  Issuance of preferred shares-
   Series B-1, B-2                   -          -    1,183,331      12,000    29,354,000              -              -           -
  Issuance of preferred shares-
   Series D                          -          -    1,800,000      18,000    42,927,000              -              -           -

  Accretion of discount on
   preferred shares of
   beneficial interest               -          -            -           -        95,000        (95,000)             -           -
  Accretion of unearned
   compensation on restricted
   shares of beneficial
   interest                          -          -            -           -             -              -              -     101,000
  Net income                         -          -            -           -             -     10,617,000              -           -
  Distributions on
   preferred shares                  -          -            -           -             -     (3,470,000)             -           -
  Distributions on common
   shares of beneficial
   interest($1.92 per share)         -          -            -           -             -              -    (19,880,000)          -
                            ----------   --------   ----------  ----------  ------------  -------------  -------------  ----------

BALANCE, DECEMBER 31, 1997  10,415,427   $104,000    2,994,486     $31,000  $261,097,000    $33,806,000   ($96,771,000)  ($155,000)

  Issuance of common shares    122,748      1,000            -           -     2,218,000              -              -    (241,000)
  Forfeiture of common shares   (1,072)         -            -           -       (18,000)             -              -           -
  Conversion of Series B-1
   to common shares                  -          -          (54)          -        (1,000)             -              -           -
  Accretion of discount on
   preferred shares of
   beneficial interest               -          -            -           -        74,000        (74,000)             -           -
  Accretion of unearned
   compensation on restricted
   shares of beneficial
   interest                          -          -            -           -             -              -              -     153,000
  Net income                         -          -            -           -             -     11,863,000              -           -
  Distributions on preferred
   shares                            -          -            -           -             -     (7,910,000)             -           -
  Distributions on common
   shares of beneficial
   interest($1.92 per share)         -          -            -           -             -              -    (20,143,000)          -

                            ----------   --------   ----------  ----------  ------------  -------------  -------------  ----------
BALANCE, DECEMBER 31, 1998  10,537,103   $105,000    2,994,432     $31,000  $263,370,000    $37,685,000  ($116,914,000)  ($243,000)
                            ==========   ========   ==========  ==========  ============  =============  =============  ==========

  The accompanying notes are an integral part of these financial statements.

                                 Kranzco Realty Trust and Subsidiaries
                                 Consolidated Statements of Cash Flows

                                                                   For the year ended December 31,

                                                              1998            1997           1996
                                                         ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $11,863,000     $10,617,000    ($2,580,000)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                          14,582,000      12,534,000     11,194,000
     Amortization of deferred interest costs                       0               0        674,000
     Amortization of unearned compensation on
      restricted shares of beneficial interest               153,000         101,000         66,000
     (Gain) loss on sale of real estate                     (109,000)              0         63,000
     Extraordinary loss on early extinguishment of
      debt/debt refinancing                                        0         467,000     11,052,000
  Changes in assets and liabilities:
   (Increase) decrease in-
     Rents and other receivables                           1,637,000         451,000     (1,379,000)
     Prepaid expenses                                       (367,000)       (141,000)       146,000
     Other assets                                           (284,000)        (30,000)        23,000
  Increase  (decrease) in-
      Accounts payable and accrued expenses                  697,000         469,000       (578,000)
      Tenant security deposits                               135,000         182,000          7,000
      Other liabilities                                      (38,000)         70,000       (229,000)
                                                         ------------    ------------   ------------
  Net cash provided by operating activities               28,269,000      24,720,000     18,459,000
                                                         ------------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in shopping center properties             (97,387,000)    (27,803,000)    (2,418,000)
    Net proceeds from sale of real estate                    440,000               0        524,000
    (Increase) decrease in other assets                   (1,325,000)      2,467,000     (2,329,000)
    (Decrease) increase in accrued acquisition costs         185,000        (902,000)     1,500,000
    Decrease in marketable securities                              0               0        273,000
    Increase in restricted cash                             (582,000)       (554,000)      (113,000)
    Increase in deferred costs                            (1,120,000)       (759,000)      (496,000)
                                                         ------------    ------------   ------------

  Net cash used in investing activities                  (99,789,000)    (27,551,000)    (3,059,000)
                                                         ------------    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid on common shares of
    beneficial interest                                  (20,084,000)    (19,846,000)   (19,830,000)
    Distributions paid on preferred shares of
    beneficial interest                                   (7,329,000)     (2,604,000)      (577,000)
    Issuance of common shares of beneficial
     interest, net                                         1,638,000         120,000         52,000
    Issuance of preferred shares of beneficial
     interest, net                                                 0      42,732,000              0
    Redemption of redeemable preferred shares             (1,782,000)     (1,336,000)             0
    Proceeds from sale of interest rate protection
     agreements                                                    0               0      3,935,000
    Proceeds of mortgages and notes payable               95,400,000      20,404,000    181,700,000
    Repayments of mortgages and notes payable             (3,728,000)    (30,158,000)  (179,500,000)
    (Decrease) increase in accrued expenses for
    preferred share offering                                (479,000)        479,000              0
    Increase in deferred financing costs                    (626,000)       (838,000)    (2,008,000)
                                                         ------------    ------------   ------------

  Net cash provided by (used in) financing activities     63,010,000       8,953,000    (16,228,000)
                                                         ------------    ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (8,510,000)      6,122,000       (828,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              11,423,000       5,301,000      6,129,000
                                                         ------------    ------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $2,913,000     $11,423,000     $5,301,000
                                                         ============    ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

Accretion of discount on increasing rate
  preferred shares                                           $74,000         $95,000       $118,000
                                                         ============    ============   ============
Preferred and common shares issued as part of
  the purchase price for the acquisition of
  real estate:


       Fair value of assets acquired                      $3,665,000     $86,447,000             $0
       Liabilities assumed                                 3,345,000      52,000,000              0

                                                         ============    ============   ============
Preferred shares issued                                           $0     $33,147,000             $0

       Common shares issued                                 $320,000      $1,300,000             $0
                                                         ============    ============   ============


  The accompanying notes are an integral part of these financial statements.

                   KRANZCO REALTY TRUST AND  SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business and Nature of Operations
Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers and free-standing properties. The Company completed its initial public offering of shares of beneficial interest and commenced operations on November 19, 1992. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of December 31, 1998, the Company owned 67 properties in nineteen Northeastern, Southern and Mid-Atlantic states.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of KRT and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Information
The Company internally evaluates all properties as one segment and accordingly, will not report segment information.

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

Real Estate
Real estate assets and improvements or replacements are carried at depreciated cost. Depreciation is computed using the straight-line method over the estimated useful life of thirty years for buildings and the lesser of the useful life or lease term of the improvements. Maintenance and
repairs are charged to expense as incurred.   The Company determines
potential impairment losses in accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of."

Deferred Costs
Deferred costs relate to the placement of debt and costs of leasing the shopping centers. Deferred financing costs are amortized using the effective interest method over the term of the related debt. Leasing costs are amortized on a straight-line basis over the term of the related lease.

Capitalized Charges
Carrying charges, principally interest and taxes, of land under development and buildings under construction are capitalized by the Company. Interest is capitalized using an interest rate which equals a weighted average interest rate on the Company's indebtedness. Capitalization ceases when construction activities are completed and the property is available for occupancy by tenants and the costs are then depreciated over the estimated useful life of the property. The Company capitalizes certain direct labor charges on
identifiable projects, such as certain significant tenant leases.   These
costs are amortized over the length of the applicable leases.

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

Comprehensive Income
In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income." The standard establishes additional disclosure for the elements of comprehensive income and a total comprehensive income calculation. Net income as reported by the Company reflects total comprehensive income for the years ended December 31, 1998, 1997 and 1996.

Earnings Per Share Data
In 1997, the FASB issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock.

Basic Earnings Per Share ("Basic EPS") is based on the weighted average number of common shares of beneficial interest outstanding. The weighted average number of shares outstanding used in the Basic EPS computations was 10,478,793, 10,341,958 and 10,327,795 in 1998, 1997 and 1996, respectively.
 The Diluted Earnings Per Share ("Diluted EPS") computations have been adjusted to give effect to common share equivalents; specifically, common share options outstanding. The weighted average number of shares outstanding used in the Diluted EPS computations was 10,485,091, 10,348,216 and 10,327,925 in 1998, 1997 and 1996, respectively. The Company's Series A-1 and B Preferred Shares and the majority of the Company's stock options were not included in the Diluted EPS calculation because their impact would be anti-dilutive based on current market prices.

Statements of Cash Flows
Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $22,196,000, $19,715,000, and $16,870,000 for the years ended December 31,
1998, 1997  and 1996, respectively.

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

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences in the cost basis for Federal income tax purposes and in the estimated useful lives used to compute depreciation. The Federal tax basis of the shopping center properties was $533,469,000 as of December 31, 1998.

2. INDEBTEDNESS:

At December 31, 1998 and 1997, the Company had mortgages and notes payable outstanding of $350,141,000 and $255,124,000, respectively.

In 1996, the Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty-seven
shopping center properties (the "Mortgaged Properties").   The entire
outstanding principal balance of the Mortgage Loan is due in June 2003. In 1996, the Company recorded an extraordinary loss on refinancing of $11,052,000 including the write-off of approximately $8,844,000 of unamortized deferred finance costs related to the debt instruments repaid, as well as other costs including prepayment fees, premiums paid on repurchase of the $100 million adjustable rate mortgage loan (the "$100 million REMIC") certificates and professional fees. In connection with the repayment of the $100 million REMIC, the Company sold its interest rate protection agreements. The proceeds received on the sale of the agreements of approximately $3,935,000 reduced the extraordinary loss on debt refinancing. Interest expense for the years ended December 31, 1998, 1997 and 1996 on the accompanying statements of operations is shown net of reimbursements of $0, $0 and $275,000, respectively, relating to the interest rate protection agreements and capitalized interest of $850,000, $947,000 and $252,000, respectively.

As a condition of the Mortgage Loan,  the Company was required to establish a
Sinking Fund Account and a Capital and TI Reserve Account.   The balance in
the Sinking Fund Account as of December 31, 1998 and 1997 was $349,000 and $204,000, respectively. All funds in the Capital and TI Reserve Account may be used by the Company to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $178,000 and $182,000 as of December 31, 1998 and 1997, respectively.

In September 1998, the Company obtained a $65.9 million fixed rate mortgage from Salomon Brothers Realty Corp. This mortgage is secured by nine properties acquired in September, 1998. The mortgage bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of real estate taxes, insurance, tenant improvements and repair reserves. The balance of the tenant improvement and repair reserve account as of December 31, 1998 was $345,000.

In addition, the Company has eleven mortgages outstanding as of December 31, 1998 which were assumed in connection with various acquisitions of certain shopping centers. These mortgages have maturity dates ranging from 1999 through 2009. Nine of the eleven mortgages assumed have fixed interest rates ranging from 7.50% to 10.50%. The outstanding principal balance on these mortgages at December 31, 1998 was approximately $53,527,000. The other two mortgages have interest rates payable at a rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum. The outstanding principal balance on these mortgages at December 31, 1998 was approximately $7,109,000.

In 1998, the Company increased its secured line of credit from Salomon Brothers Realty Corp. to $100 million from $50 million (the "Salomon Facility"). Amounts borrowed under the line bear interest at the one month London Interbank Offering Rate ("LIBOR") plus 175 basis points, which
interest rate was 7.30% at December 31, 1998.   The weighted average interest
rate on the Salomon Facility was 7.29% for the year ending December 31, 1998.
 As of December 31, 1998, there was $42,000,000 outstanding under this facility and an additional $9,000,000 available for future borrowing. The facility is secured by eighteen of the Company's shopping centers or portions thereof and the due date was extended to July 2000. The Company has an option to extend the facility for an additional year. As a condition of the facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $422,000 as of December 31, 1998.

The Company has a $3.0 million secured line of credit from Bank Leumi Trust Company of New York that expires June 30, 1999. Amounts borrowed under the line will bear interest at 50 basis points above that bank's reference rate which was 7.75% at December 31, 1998. The weighted average interest rate on the Bank Leumi facility was 9.0% for the year ending December 31, 1998. There was no outstanding borrowings under this facility as of December 31, 1998 and $1,000,000 outstanding as of December 31, 1997.

The Company has a $1.0 million unsecured line of credit from First Union National Bank. Amounts borrowed under the line will bear interest at that
bank's prime rate.   The weighted average interest rate on the First Union
facility was 8.16% for the year ending December 31, 1998. There were no outstanding borrowings under this facility as of December 31, 1998 and 1997. The facility was extended through March 31, 1999.

Aggregate principal payments on all outstanding indebtedness are due, as follows:

          1999                   $  8,247,000
          2000                     50,082,000
          2001                      5,279,000
          2002                      4,354,000
          2003                    193,970,000
          Thereafter               88,209,000
                                 ------------
                                 $350,141,000
                                 ------------

The carrying values of the long-term debt at December 31, 1998 and 1997 were approximately equal to their respective fair values, as determined by using year-end interest rates and market conditions.

3. RISKS AND UNCERTAINTIES:

The retailing industry has had numerous entities file for bankruptcy protection in recent years. The Company has been affected by the bankruptcy filing of two anchor tenants, Bradlees and Caldor, and several smaller tenants at various properties in the portfolio. Bradlees has since emerged from bankruptcy. The Company monitors each situation closely and believes that it maintains adequate reserves against the risk of uncollectable amounts associated with pre-petition rent, straight-line rental income and expense
reimbursements for certain of these tenants.   The Company's releasing
assumptions provide for the related capital costs of retenanting including
capital improvements, tenant allowances and leasing commissions.     The
Company believes that in the event certain leases are disaffirmed by these anchor tenants, the existing lease terms are at or below market rental rates and could be relet.

Caldor operates three stores representing approximately $2.8  million of the
Company's annual revenues.   Caldor announced in January 1999 that they would
be closing all of their stores and cease operations. The Company is currently waiting to receive notice if any of the three leases will be purchased through the bankruptcy court. The lease for one of the stores is guaranteed by The May Company. Should this lease not be purchased, The May Company will be responsible for the charges in accordance with the lease terms. In the fourth quarter of 1998, the Company recorded a charge of approximately $2.9 million for receivables for straight line rents and pre-petition charges for troubled tenants, primarily relating to the three Caldor stores.

A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. This provision is recorded in operations and maintenance expenses within the accompanying consolidated statements of
operations.    The activity in the allowance for credit losses during 1998,
1997 and 1996 was as follows:

                       Balance at     Provision      Accounts    Balance at
                       Beginning     for Credit      Written       End of
  Year Ended            of Year        Losses          Off          Year
------------------    -----------   -----------    -----------   ----------

December 31, 1998      $1,152,000    $3,443,000   ($2,435,000)   $2,160,000

December 31, 1997      $1,245,000      $445,000     ($538,000)   $1,152,000

December 31, 1996        $831,000      $717,000     ($303,000)   $1,245,000


4. OPERATING LEASES:

The Company's shopping centers are leased to tenants under operating leases with expiration dates extending to the year 2022. Future minimum rentals under noncancellable operating leases, excluding tenant reimbursements of operating expenses and additional contingent rentals based on tenants' sales volume as of December 31, 1998 are as follows:

             1999                 $61,200,000
             2000                 $56,241,000
             2001                 $52,069,000
             2002                 $46,418,000
             2003                 $42,289,000
             Thereafter          $233,816,000

The revenue resulting from straight-line rental income adjustments for the years ended December 31, 1998, 1997 and 1996 was $505,000, $946,000 and
$1,149,000, respectively. No tenant represented more than 10% of the minimum rental revenues for 1998, 1997 or 1996.

5. PREFERRED SHARES OF BENEFICIAL INTEREST:

In connection with the purchase of five shopping centers in 1995, the Company issued 11,155 shares of non-voting Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share, of Kranzco Realty Trust (the "Series A-1 Preferred Shares") at a face
amount of $11,155,000.   The Preferred Shares were valued for accounting
purposes based on the fair value of the assets acquired and recorded at approximately $7,976,000, net of issuance costs. The Preferred Shares have an initial distribution rate of 5.0% per annum with increases of 0.25% per annum up to a maximum rate of 6.5% per annum. As of December 31, 1998, the distribution rate on the Preferred Shares is 5.75%. The Company recorded a discount of approximately $467,000 at the time of issuance which represents the present value of the difference between the total distributions to be paid in the seven year period prior to commencement of the perpetual distribution and the perpetual distribution amount for that same seven year period. This amount is accreted on an effective interest method over the seven years through a charge to cumulative net income available for common shareholders. The Preferred Shares are redeemable by the Company at any time at their liquidation preference and are convertible into the Company's Common Shares of Beneficial Interest (the "Common Shares"), at a rate of 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversion dates as they received as a holder of the Preferred Shares, up to a maximum of the greater of 500,000 Common Shares or 5% of the then outstanding Common Shares.

In connection with the acquisition of sixteen shopping centers in 1997, the Company issued 1,183,331 shares of Series B-1 and Series B-2 Cumulative Convertible Preferred Shares of Beneficial Interest (the "Series B Preferred Shares"), par value $0.01 per share, each with a $25.00 per share liquidation preference. These shares were recorded, net of issuance costs, at approximately $29,366,000. The Series

B Preferred Shares have a distribution rate of 9.75% per annum and distributions are paid quarterly in arrears for each calendar quarter on January 20, April 20, July 20 and October 20 of each year. The Series B-1 Preferred Shares are convertible into Common Shares after February 1998 with the following conversion prices: $19.175 in the first year, $18.69 in the second year, $18.20 in the third year, $17.71 in the fourth year and thereafter. In the second quarter of 1998, 54 shares of the Series B
Preferred Shares were converted into 70 Common Shares.   The Series B-2
Preferred Shares automatically convert into Series B-1 Preferred Shares after the third anniversary date and follow the conversion rates of the Series B-1 Preferred Shares thereafter. The Company also issued 356,400 shares of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series C Preferred Shares"), par value $0.01 per share, each with a $10.00 liquidation preference. These shares were recorded, net of issuance costs, at approximately $3,560,000. The Series C Preferred Shares have a distribution rate of 8% per annum and distributions are payable quarterly on the last day of January, April, July and October of each year with respect to the immediately preceding calendar quarter. The Company was required to redeem, commencing April 1997, in eight equal quarterly installments all of the outstanding Series C Preferred Shares at a redemption price equal to the $10.00 liquidation price plus an amount equal to the accrued and unpaid distributions, if any, allocable to the Series C Preferred Shares. The final redemption of the Series C Preferred Shares was on January 29, 1999.

In December 1997, the Company issued 1,800,000 shares of 9 1/2% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series D Preferred Shares"), par value $0.01 per share, each with a $25.00 per share liquidation preference. These shares were recorded, net of issuance costs, at approximately $42,945,000. The proceeds of the issuance were used in connection with the acquisition of four shopping centers in December 1997 (approximately $15,774,000), to repay approximately $19,810,000 of indebtedness and for general corporate purposes. In connection with the debt repayment, the Company recorded an extraordinary loss on the early extinguishment of debt of $467,000 including the write-off of approximately $179,000 of unamortized deferred finance costs related to the repaid debt instruments and prepayment fees. The distributions are paid quarterly in arrears for each calendar quarter on January 20, April 20, July 20 and October 20 of each year. The Series D Preferred Shares are not redeemable prior to December 11, 2002. On or after December 11, 2002, the Series D Preferred Shares may be redeemed for cash at the option of the Company at a redemption price of $25.00 per share, plus accrued and unpaid distributions, if any, thereon to the redemption date.

Other than the 54 Series B Preferred Shares discussed above, there was no conversion of preferred shares into common shares of beneficial interest during 1998 or 1997.

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

On June 6, 1995 the shareholders approved the Company's 1995 Incentive Plan. The purpose of the Incentive Plan is to align the interests of the Company's trustees, executive officers, key employees, advisors and consultants with those of the shareholders and to enable the Company to attract, compensate and retain trustees, executive officers, key employees, advisors and consultants and provide them with appropriate incentives and rewards for performance. Awards under the Incentive Plan may take the form of share options ("Options"), including corresponding share appreciation rights ("SARs") and reload options, and in the case of employees, restricted share awards, and share purchase awards. Awards under the Incentive Plan may be granted in combination with other awards. The maximum number of Common Shares that may be the subject of awards under the Incentive Plan is 1,000,000 Common Shares. The Incentive Plan provides that in any given year, the maximum number of Common Shares with respect to which Options or SARs may be granted to any employee is 100,000 Common Shares. During 1998, 1997 and 1996, 13,049, 7,711 and 6,445 restricted shares, respectively, were issued to employees and officers of the Company at the then market price of $18.44, $16.25 and $14.50 per share, respectively. The shares will vest with the employees and be recorded as compensation expense over various periods of time. Compensation expense of $153,000 in 1998, $101,000 in 1997 and $66,000 in 1996 was recognized in connection with these plans.

The following tables show the activity and balances for each share option plan and the incentive plan:

                                           Trustee Plan                        Employee Plan

                                     1998      1997      1996            1998       1997      1996
                                   --------  --------  --------        --------   --------  --------

Outstanding, beginning of year     430,800    387,800   381,800         191,550    133,200   133,200
Granted at
     $19.06 per share                    -          -          -          7,500          -         -
     $18.31  per share               3,000          -          -              -          -         -
     $15.50 per share                    -          -      3,000              -          -         -
     $15.125 per share                   -          -      3,000              -          -         -
     $16.25 per share                    -     43,000          -              -     59,500         -
Exercised at
     $17.13 per share               (3,000)         -          -              -          -         -
     $16.25 per share                    -          -          -         (3,750)         -         -
Retired at prices ranging
from $16.25 to $20.00 per share     (3,000)         -          -         (3,750)    (1,150)        -
                                  --------   --------   --------       --------   --------  --------


Outstanding, end of year           427,800    430,800    387,800        191,550    191,550   133,200

                                           Incentive Plan

                                     1998        1997        1996
                                   ---------   ---------   ---------

Outstanding, beginning of year      303,000     297,000     285,000
Granted at
     $19.19 per share                12,000           -           -
     $18.31 per share                 1,500           -           -
     $15.25 per share                     -           -      12,000
     $16.25 per share                     -       4,500           -
     $16.00 per share                     -       1,500           -
Exercised at $15.25 per share        (3,000)          -           -
                                   --------    --------    --------
Outstanding, end of year            313,500     303,000     297,000

In connection with the acquisition of certain unaffiliated shopping center properties, the Company issued 191,429 warrants in November 1992 to purchase common shares of beneficial interest. These warrants were exercisable within five years after issuance at $26 per share. No such warrants were exercised and the warrants expired in November 1997.

During 1996, the Company adopted the stock-based compensation accounting standard, "Accounting for Stock-Based Compensation"("SFAS No. 123"). SFAS No. 123 encourages a fair value method of accounting for employee stock options and similar equity instruments. The statement also allows an entity to continue to account for stock-based compensation using the intrinsic value based method in APB Opinion No. 25. As provided for in the statement, the Company elected to continue the intrinsic value method of expense recognition. If compensation cost for these plans had been determined using the fair value method prescribed by SFAS No. 123, the Company's net income
(loss) would have reflected the pro forma amounts indicated below.

                                      1998        1997         1996
                                   ----------  ----------  -----------
Net income (loss)  for common
     shareholders                  $3,852,000  $6,935,000  ($3,295,000)
Earnings  (loss) per common share       $0.37       $0.67       ($0.32)

The pro forma effect on results may not be representative of the impact in future years because the fair value method was not applied to options granted before 1995.

The fair value of each option was estimated on the grant date using the Black-Scholes option pricing model and assumptions including the following weighted-average information presented below.

                                      1998        1997        1996
                                   ----------  ---------   ----------
Expected life in years                2.33        2.99        2.33
Risk-free interest rate               5.57%       6.20%       5.28%
Volatility                           18.26%      19.65%      22.07%
Dividend yield                        9.06%       9.01%       9.34%

The weighted average fair value of options granted was $1.13 per option in 1998, $1.08 per option in 1997 and $1.13 per option in 1996.


7. RELATED PARTY TRANSACTIONS:

The Company rents office space in Conshohocken, Pennsylvania, under the terms of a net lease from an officer of the Company. The minimum annual rental under the lease is $154,000 and the lease was extended to January 14, 2004. During 1998, 1997 and 1996, the Company paid $154,000 in annual rent, respectively.

In December 1998, the Company terminated an Exchange Offer with New America Network, Inc., a Delaware corporation which conducts business under the name New America International ("NAI"), due to disruptions to the securities markets. In management's opinion, public offerings of small capitalization companies would not be favorable at that time. The Company recorded a $250,000 charge to general and administrative expenses for costs related to the terminated transaction in the fourth quarter of 1998. The Company has a $250,000 note receivable from NAI to reimburse the Company for costs related to the terminated Exchange Offer. Under a separate agreement, the Company invested $1 million for a minority interest in NAI common stock. This investment is accounted for using the cost method. The Chief Executive
Officer of NAI is a member of the Company's Board of Trustees.    The
investment and note receivable are included in other assets in the accompanying consolidated balance sheet.

8. 401 (k) PLAN:

During 1993, the Company adopted a 401(k) Plan covering substantially all of the officers and employees of the Company and subsidiaries which permits participants to defer up to a maximum of 10% of their compensation. The Company, at its discretion, may match up to 50% of the initial five percent of the employees' contributions and may also make an additional discretionary contribution. The employees' contributions, together with contributions from the Company are generally fully vested and are fully funded as of December 31, 1998 and 1997. The Company's contributions to the Plan for the years ended December 31, 1998, 1997 and 1996 were $80,000, $70,000 and $67,000, respectively.

9.  ACQUISITIONS AND DISPOSITIONS:

The Company acquired ten shopping centers during the year ended December 31, 1998 for approximately $93,000,000 which were accounted for by the purchase method. The results of operations of each center were included from the respective purchase date. The pro forma financial information presented below may not be indicative of results that would have been reported if the
acquisitions had occurred on January 1, 1998 and 1997, respectively.   The
extraordinary loss recorded in 1997 of $467,000 has been excluded from the pro forma presentation.

   Year ended December 31,                      Year ended December 31,
       1998 (Unaudited)                           1997 (Unaudited)
-------------------------------------     -----------------------------------
Pro forma total                           Pro forma total
 revenues                 $78,124,000      revenues               $76,323,000
Pro forma net income                      Pro forma net income
 available for common                      available for common
 shareholders              $3,478,000       shareholders           $4,146,000
Pro forma net income                      Pro forma net income
 per common share               $0.33     per common share              $0.40


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

   Year ended December 31,                      Year ended December 31,
       1997 (Unaudited)                           1996 (Unaudited)
-------------------------------------     -----------------------------------

Pro forma total                           Pro forma total
 revenues                 $67,067,000      revenues               $68,724,000
Pro forma net income                      Pro forma net income
 available for common                      available for common
 shareholders              $6,970,000      shareholders            $5,502,000
Pro forma net income                      Pro forma net income
 per common share               $0.67       per common share            $0.53

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

10. DISTRIBUTIONS ON COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST:

On December 15, 1998, the Trustees declared a cash distribution of $0.48 per common share, payable to common shareholders of record on December 28, 1998. The distribution of $5,058,000 was paid on January 20, 1999. The Company declared distributions of $1.92 per common share for the year ended December 31, 1998. The Company determined that $1.09 per share of the distributions represented ordinary income to the recipient and $0.83 per share represented a return of capital in 1998.

In December 1997, the Trustees declared a cash distribution of $0.48 per common share, payable to common shareholders of record on December 26, 1997. The distribution of $4,999,000 was paid on January 21, 1998. The Company declared distributions of $1.92 per common share for the year ended December 31, 1997. The Company determined that $1.07 per share of the distributions represented ordinary income to the recipient and $0.85 per share represented a return of capital in 1997.

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

The Company accrued the quarterly distribution on the Series A-1 Preferred Shares of $160,000, $153,000 and $146,000 as of December 31, 1998, 1997 and
1996, respectively. These distributions were paid on January 1, 1999, 1998 and 1997, respectively.

The Company accrued $572,000 and $571,000 of the distribution on the Series B Preferred Shares as of December 31, 1998 and 1997, respectively. The distributions were paid on January 20, 1999 and 1998.

The Company accrued $12,000 and $45,000 of the distribution on the Series C Preferred Shares as of December 31, 1998 and 1997, respectively. The distributions were paid on January 29, 1999 and January 30, 1998, respectively.

The Company accrued $848,000 and $242,000 of the distribution on the Series D Preferred Shares as of December 31, 1998 and 1997, respectively. The distributions were paid on January 20, 1999 and 1998.

11. INTERIM RESULTS  (Unaudited):

The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997:

                                                               Basic/Diluted
                                             Net Income(Loss)  Earnings(Loss)
                                             For Common        Per Common
                                 Revenues    Shareholders      Share
                                 ----------  ----------------  --------------

Year ended December 31, 1998
First Quarter                   $16,707,000     $1,659,000        $0.16
Second Quarter                  $16,982,000     $1,795,000        $0.17
Third Quarter                   $17,296,000     $1,946,000        $0.19
Fourth Quarter                  $20,357,000   ($1,521,000)       ($0.14)

Year ended December 31, 1997
First Quarter                   $13,979,000     $2,001,000        $0.19
Second Quarter                  $15,259,000     $1,885,000        $0.18
Third Quarter                   $15,305,000     $1,818,000        $0.18
Fourth Quarter                  $15,769,000     $1,348,000        $0.13

As a result of tenant bankruptcy filings and a terminated transaction, the Company recorded a total charge of $3.1 million in the fourth quarter of 1998. Per share amounts are based on weighted average shares outstanding each quarter and may not equate to the full year amounts due to increases in shares outstanding.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To the Shareholders and Trustees of
Kranzco Realty Trust:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Kranzco Realty Trust and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 22, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule referred to in
Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  ARTHUR ANDERSEN LLP




Philadelphia, Pennsylvania
February 22, 1999


                                                        Kranzco Realty Trust                                       Schedule III
                                     Real Estate and Accumulated Depreciation- December 31, 1998

   Column A                         Column B               Column C    Column D     Column E      Column F     Column G    Column I

                                                                                                               & H

                                                                       Cost of      Amount at                  Date
                                    Encumbrances                       Improve-     Which         Accumu-      Const-      Deprec-
                           ----------------------------    Initial     ments        Carried       lated        ructed      iable
                           Interest Maturity  Balance at   Cost        Net of       December 31,  Depre-       or          Life
   Description             Rate     Date      31, 1998     to Trust    Retirements  1998          ciation      Acquired    (Years)
------------------------------------------------------------------------------------------------------------------------------------

Shopping Centers:
A & P Mamaroneck
   Land                    Note 1   Note 1    $1,061,000     $287,710           $0       $287,710
   Buildings and
    improvements                                            1,150,837       65,731      1,216,568    $240,848   11/19/92   30
Ames Center
   Land                    Note 6   Note 6     1,553,000    1,200,651            0      1,200,651
   Buildings and
    improvements                                              800,434            0        800,434      48,915   02/21/97   30
Anneslie Shopping Center
   Land                    Note 1   Note 1     5,859,000    1,348,713            0      1,348,713
   Buildings and
    improvements                                            5,394,854      505,643      5,900,497   1,094,334   06/29/93   10-30
Bainbridge Town Center
   Land                    Note 6   Note 6     4,500,000    2,328,145            0      2,328,145
   Buildings and
    improvements                                            5,432,338       13,800      5,446,138     336,310   02/21/97   5-30
Bakers Square-Minnetonka
   Land                    Note 6   Note 6       900,000      670,656            0        670,656
   Buildings and
    improvements                                              447,104            0        447,104      27,323   02/21/97   30
Bakers Square-Roseville
   Land                    Note 6   Note 6     1,082,000      847,112            0        847,112
   Buildings and
    improvements                                              564,741            0        564,741      34,512   02/21/97   30
Barn Plaza Shopping Center
   Land                    Note 1   Note 1     9,164,000    1,284,790      742,258      2,027,048
   Buildings and
    improvements                                            6,808,226    2,987,404      9,795,630   2,143,826   11/19/92   5-30
Barn Theater
   Land                    Note 6   Note 6             0      226,865      899,873      1,126,739
   Buildings and
    improvements                                              584,818      171,169        755,987      51,984   09/01/94   30
Bensalem Square
   Land                    Note 1   Note 1     4,281,000    1,185,101      160,806      1,345,907
   Buildings and
    improvements                                            4,532,826       37,730      4,570,556     938,169   11/19/92   5-30
Bethlehem Square
   Land                    Note 1   Note 1    16,249,000    4,816,318          146      4,816,464
   Buildings and
    improvements                                           19,265,294    1,228,170     20,493,464   4,361,624   11/19/92   10-30
Bradford Mall
   Land                    Note 6   Note 6     1,000,000    1,518,627       93,746      1,612,373
   Buildings and
    improvements                                            5,954,606    1,698,446      7,653,052   1,561,087   11/19/92   5-30
Bristol Commerce Park
   Land                    Note 1   Note 1    12,994,000    3,092,633      (15,872)     3,076,761
   Buildings and
    improvements                                           13,959,722    1,452,575     15,412,297   3,120,576   11/19/92   4-30
Brookway Village
   Land                    Note 6   Note 6     1,923,000      854,647           (0)       854,647
   Buildings and
    improvements                                            1,994,177            0      1,994,177     121,866   02/21/97   30
Builder's Square
   Land                    7.50%    10/01/06   2,591,000    2,476,656           (0)     2,476,656
   Buildings and
    improvements                                            1,651,104            0      1,651,104     100,901   02/21/97   30
Campus Village
   Land                    8%       12/01/02   2,607,000      951,663        1,763        953,426
   Buildings and
    improvements                                            3,013,599       21,148      3,034,747     376,956   04/19/95   5-30
Cary Plaza
   Land                    7.875%   02/01/09   1,376,000      945,387            0        945,387
   Buildings and
    improvements                                            2,205,903        8,297      2,214,199     136,443   02/21/97   5-30
Collegetown Shopping Center
   Land                    Note 1   Note 1     5,487,000    1,901,831        9,704      1,911,535
   Buildings and
    improvements                                            7,609,275    1,336,072      8,945,347   1,798,521   11/19/92   4-30
Coral Hills
   Land                     10.5%   08/01/99   6,477,000    3,086,879        6,104      3,092,983
   Buildings and
    improvements                                            5,732,775       12,553      5,745,328     707,888   04/19/95   30
The Mall at Cross County
   Land                    Note 1   Note 1    20,283,000    5,330,148            0      5,330,148
   Buildings and
    improvements                                           21,320,590    6,912,696     28,233,286   5,121,117   11/19/92   5-30
Culpeper
   Land                                                0    1,172,766      282,599      1,455,365
   Buildings and
    improvements                                            3,518,299      230,584      3,748,883     441,262   04/19/95   30
Douglas Crossing
   Land                    7.00%    Note 9    15,145,000    7,166,424            0      7,166,424
   Buildings and
    improvements                                           13,309,074            0     13,309,074     110,909   09/29/98   30
East Main Center
   Land                    Note 7   Note 7     2,707,000    2,133,090        7,753      2,140,843
   Buildings and
    improvements                                            4,406,511            0      4,406,511     269,287   02/21/97   30
Fox Run
   Land                    Note 1   Note 1    14,069,000    7,945,202      218,403      8,163,605
   Buildings and
    improvements                                           16,663,137      389,384     17,052,521   2,931,139   07/21/94   5-30
Franklin Center
   Land                    Note 6   Note 6     6,510,000    2,873,838            0      2,873,838
   Buildings and
    improvements                                            6,705,622            0      6,705,622     409,788   02/21/97   30
Golfland
   Land                    Note 2   Note 2             0      997,368            0        997,368
   Buildings and
    improvements                                            3,989,469       20,693      4,010,162     816,857   11/19/92   5-30
Groton Square
   Land                    Note 1   Note 1    12,174,000    3,490,394            0      3,490,394
   Buildings and
    improvements                                           13,986,580      297,638     14,284,218   2,986,116   11/19/92   5-30
Harrodsburg Marketplace
   Land                    Note 6   Note 6     2,785,000    1,235,502            0      1,235,502
   Buildings and
    improvements                                            2,882,839        2,500      2,885,339     176,271   02/21/97   30
Highridge Plaza
   Land                    Note 1   Note 1     7,242,000    1,564,430      611,382      2,175,812
   Buildings and
    improvements                                            6,057,721      407,505      6,465,226   1,293,058   11/19/92   4-30
Hillcrest Mall
   Land                    Note 1   Note 1     5,384,000    1,415,066            0      1,415,066
   Buildings and
    improvements                                            4,416,833      817,946      5,234,779     946,705   11/19/92   4-30
Hillcrest Plaza
   Land                    Note 1   Note 1     3,832,000    1,134,826        2,056      1,136,882
   Buildings and
    improvements                                            5,957,835       56,717      6,014,552     752,779   04/19/95   4-30
Holcomb Bridge Center
   Land                    8.20%    11/01/00   6,414,000    2,483,409            0      2,483,409
   Buildings and
    improvements                                            5,800,621       20,198      5,820,819     201,899   12/19/97   3-30
KR Development, LP
   Land                    Note 6   Note 6     5,000,000            0            0              0
   Buildings and
    improvements                                                    0    3,989,494      3,989,494     112,606   06/01/97   10-30
Lilac New York
   Land                    Note 6   Note 6     4,000,000      205,935      152,147        358,082
   Buildings and
    improvements                                                    0    2,749,975      2,749,975      97,359   11/21/97   30
Mableton Village
   Land                    9.20%    08/01/06  10,497,000    4,165,152            0      4,165,152
   Buildings and
    improvements                                            9,724,688            0      9,724,688     335,258   12/19/97   30
Marumsco-Jefferson Plaza
   Land                    9.375%   07/01/04  15,566,000    5,487,073       10,785      5,497,858
   Buildings and
    improvements                                           16,461,219      541,458     17,002,677   2,199,287   04/19/95   30
MacArthur Plaza
   Land                    Note 1   Note 1     2,308,000      682,696         (264)       682,432
   Buildings and
    improvements                                            2,727,666       28,138      2,755,804     488,031   09/28/93   3-30
Magnolia
   Land                    Note 6   Note 6     2,772,000    1,747,286            0      1,747,286
   Buildings and
    improvements                                            4,077,001       41,000      4,118,001     258,033   02/21/97   30
Manchester Kmart Plaza
   Land                    Note 1   Note 1     2,522,000    1,051,958       59,394      1,111,352
   Buildings and
    improvements                                            3,092,778      990,399      4,083,178     551,383   05/24/94   3-30
Meeting Square
   Land                    7.00%    Note 9     2,427,000    1,279,112           (0)     1,279,112
   Buildings and
    improvements                                            2,375,493            0      2,375,493      19,796   09/29/98   30
Milford
   Land                    Note 1   Note 1     1,470,000            0            0              0
   Buildings and
    improvements                                            2,123,804        8,813      2,132,617     434,489   11/19/92   30
Musicland
   Land                    Note 6   Note 6     2,500,000    2,787,494            0      2,787,494
   Buildings and
    improvements                                            1,858,329           (0)     1,858,329     113,565   02/21/97   30
Newbridge
   Land                                                0      313,978     (313,978)             0
   Buildings and
    improvements                                                    0            0              0           0   02/21/97   30
North Ridge Shopping Center
   Land                    Note 1   Note 1     2,597,000      590,343            0        590,343
   Buildings and
    improvements                                            2,361,369      280,891      2,642,260     534,123   11/19/92   5-30
Northpark Center
   Land                    7.75%    01/01/03   4,654,000    3,738,602            0      3,738,602
   Buildings and
    improvements                                            8,729,404            0      8,729,404     300,939   12/19/97   30
Orange
   Land                    Note 1   Note 1       786,000            0            0              0
   Buildings and
    improvements                                              105,724          439        106,163      21,629   11/19/92   30
Park Center
   Land                    Note 8   Note 8     4,402,000    2,651,520       10,450      2,661,970
   Buildings and
    improvements                                            5,478,753       28,925      5,507,678     345,035   02/21/97   5-30
Park Hills Plaza
   Land                    Note 1   Note 1     9,602,000    2,752,903        4,516      2,757,419
   Buildings and
    improvements                                            9,976,436    1,509,731     11,486,167   2,166,706   11/19/92   30
Park Plaza
   Land                    8.25%    09/01/01   3,345,000    1,222,700            0      1,222,700
   Buildings and
    improvements                                            2,853,117            0      2,853,117      72,607   03/27/98   30
Parkway Plaza I
   Land                    Note 6   Note 6     1,350,000    1,213,750            0      1,213,750
   Buildings and
    improvements                                            4,854,998      252,476      5,107,474   1,037,405   11/19/92   5-30
Parkway Plaza II
   Land                                                0    1,032,538            0      1,032,538
   Buildings and
    improvements                                            3,930,151       20,593      3,950,744     804,746   11/19/92   30
Pickaway Crossing
   Land                    7.00%    Note 9     6,254,000    2,898,636            0      2,898,636
   Buildings and
    improvements                                            5,383,180            0      5,383,180      44,860   09/29/98   30
Pilgrim Gardens
   Land                    Note 1   Note 1     4,058,000    1,056,600            0      1,056,600
   Buildings and
    improvements                                            4,083,178      453,953      4,537,131     923,158   11/19/92   5-30
Port Washington
   Land                    Note 1   Note 1       446,000       50,000            0         50,000
   Buildings and
    improvements                                              600,026        2,697        602,723     122,788   11/19/92   30
69th Street Drug Emporium Plaza
   Land                    Note 1   Note 1     2,479,000      730,424        3,542        733,966
   Buildings and
    improvements                                            2,921,696       33,054      2,954,750     487,993   02/15/94   30
Sinclair Paints
   Land                    Note 6   Note 6       500,000      484,782            0        484,782
   Buildings and
    improvements                                              323,188            0        323,188      19,750   02/21/97   30
Snellville Oaks
   Land                    7.00%    Note 9    12,354,000    5,763,012            0      5,763,012
   Buildings and
    improvements                                           10,702,736        3,558     10,706,294      89,367   09/29/98   5-30
Statler Crossing
   Land                    7.00%    Note 9     6,350,000    3,064,466            0      3,064,466
   Buildings and
    improvements                                            5,691,151            0      5,691,151      47,426   09/29/98   30
Stratford Square
   Land                                                0    3,057,993      241,273      3,299,266
   Buildings and
    improvements                                           12,231,971       77,016     12,308,987   2,511,490   11/19/92   5-30
Street Road Plaza
   Land                    Note 1   Note 1     4,127,000    1,796,172       32,963      1,829,135
   Buildings and
    improvements                                            5,159,488      849,448      6,008,936   1,051,790   09/28/93   5-30
Suburban Plaza
   Land                    Note 1   Note 1    10,453,000    3,277,322        4,784      3,282,106
   Buildings and
    improvements                                           13,109,289       18,736     13,128,025   2,151,350   02/15/94   30
Summerville
   Land                    7.00%    Note 9     2,302,000      885,057            0        885,057
   Buildings and
    improvements                                            1,643,676            0      1,643,676      13,697   09/29/98   30
Tifton Corners
   Land                    7.00%    Note 9     8,690,000    4,373,875            0      4,373,875
   Buildings and
    improvements                                            8,122,911            0      8,122,911      67,691   09/29/98   30
Tower Plaza
   Land                    Note 6   Note 6     2,500,000    1,567,130            0      1,567,130
   Buildings and
    improvements                                            3,662,636          150      3,662,786     126,256   12/19/97   30
Towne Square
   Land                                                0    1,589,041            0      1,589,041
   Buildings and
    improvements                                            3,707,763       26,082      3,733,845     234,483   02/21/97   3-30
Valley Fair (Formerly Best Plaza)
   Land                    Note 1   Note 1     5,747,000    1,693,227          531      1,693,758
   Buildings and
    improvements                                            6,772,906       32,059      6,804,965   1,192,423   09/28/93   3-30
Valley Forge Mall
   Land                    Note 6   Note 6             0      972,663      113,789      1,086,452
   Buildings and
    improvements                                            4,006,745      494,721      4,501,466     850,349   11/19/92   5-30
Vidalia
   Land                    7.00%    Note 9     4,309,000    1,449,626            0      1,449,626
   Buildings and
    improvements                                            2,692,162            0      2,692,162      22,435   09/29/98   30
Village Oaks
   Land                    7.00%    Note 9     7,974,000    4,134,169            0      4,134,169
   Buildings and
    improvements                                            7,677,742            0      7,677,742      63,981   09/29/98   30
Village Square
   Land                    Note 1   Note 1     1,850,000      371,566            0        371,566
   Buildings and
    improvements                                            1,486,265      852,019      2,338,284     364,836   11/19/92   3-30
Wampanoag Plaza
   Land                    Note 6   Note 6     3,125,000    1,583,670      (16,456)     1,567,214
   Buildings and
    improvements                                            8,606,897    1,227,933      9,834,830   2,078,725   11/19/92   5-30
Whitehall Square
   Land                    Note 1   Note 1    15,176,000    4,522,056      105,081      4,627,138
   Buildings and
    improvements                                           18,088,227      511,871     18,600,098   3,776,176   11/19/92   3-30
                                            ------------ ------------  -----------   ------------  -----------
                                            $350,141,000 $547,733,902  $37,149,506   $584,883,408  $59,793,294
                                            ============ ============  ===========   ============  ===========

Notes:
(1)  Total REMIC of $181,700,000 with interest rate of 7.960% and maturity date 6/2003.
(2)  Property secures $3,000,000 line of credit with Bank Leumi Trust Company of New York, with an interest rate of 50 basis points above that bank's reference rate.
(3)  The Federal tax basis of the Shopping Center properties was $533,469,000 at December 31, 1998.
(4)  Reconciliation of amount shown in column E:
     Balance at beginning of period, December 31, 1997                            $484,741,489

     Additions during period:
        Land                                                        $33,199,013
        Buildings and improvements                                   67,852,799
                                                                    -----------
                                                                                   101,051,812
     Deductions during the period
          Retirements                                                   579,230
          Properties sold                                               330,663
                                                                    -----------
                                                                                       909,893
                                                                                  ------------
     Balance December 31, 1998                                                    $584,883,408
                                                                                  ============


(5)  Reconciliation of amount shown in column F:
     Balance at beginning of period, December 31, 1997                             $46,811,489

     Additions during period:

        Buildings and improvements                                   $13,561,035
                                                                     -----------

                                                                                    13,561,035
     Deductions during the period
         Retirements                                                    579,230
         Properties sold                                                      0
                                                                     ----------
                                                                                       579,230
                                                                                   -----------

     Balance December 31, 1998                                                     $59,793,294
                                                                                   ===========

(6)  Property is collateral for the Salomon Brothers Realty Corp. secured line of credit of up to $100 million.
     Interest rate is 1 month LIBOR plus 175 basis points.  Maturity date 7/00.

(7)  Annual rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate, but in no event shall the rate exceed 11.5% prior to 1/1/98.
     Also, no prepayment penalty from 1/1-1/16 in any year.

(8)  Annual rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate, but in no event shall the rate exceed 11.375% prior to 2/25/98.
     Also, no prepayment penalty from 4/1-4/16 in any year.

(9)  Property  secured with the Salomon Mortgage in the amount of $65.9 million. Interest rate is 7%. Maturity date 10/08.

                                EXHIBIT INDEX
                                                                 Sequentially
                                                                   Numbered
                                                                     Page
Exhibit
No.                    Description
--                     -----------
3.1   Amended and Restated Declaration of Kranzco Realty Trust.
      (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement No.33-49434.)
3.2 Amendment of Amended and Restated Declaration of Trust, dated December 31, 1995. (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
3.3 Amendment No. 2 of Amended and Restated Declaration of Trust, dated June 4, 1997. (Incorporated by reference to Exhibit 4.1(c) of the Company's Registration Statement on Form S-3 filed July 31, 1997.)
3.4   Amended and Restated Bylaws of Kranzco Realty Trust, as amended.
4.1 Specimen certificate for Common Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.33-49434.)
4.2 Articles Supplementary for the Series A Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to the Company's Report on Form 8-K dated May 4, 1995.)
4.3 Articles Supplementary Classifying 11,155 Shares of Beneficial Interest as Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4 No. 333-18249.)
4.4 Articles Supplementary for the Company's Series B-1 Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form 8-A dated February 27, 1997.)
4.5 Articles Supplementary for the Company's Series B-2 Cumulative Convertible Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 No. 333-18249.)
4.6 Articles Supplementary for the Company's Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to
      Exhibit 4.3 of the Company's Registration Statement on Form S-4 No. 333-18249.)
4.7 Articles Supplementary for the Company's Series D Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit
      3.5 of the Company's Registration Statement on Form 8-A filed December 10, 1997.)
4.8 Specimen of the Company Series D Redeemable Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-A filed December 10, 1997.)
4.9 Specimen of the Company's Rights Certificate. (Incorporated by reference to Exhibit B of Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 12, 1998.)
4.10 Articles Supplementary for the Company's Series E Junior Participating Preferred Shares of Beneficial Interest. (Incorporated by reference to Exhibit A of Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 12, 1998.)
10.1 Kranzco Realty Trust 1992 Employees Share Option Plan, as amended. (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
10.2 Kranzco Realty Trust 1992 Employees Share Option Plan, amended. (Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
10.3 Kranzco Realty Trust 1995 Incentive Plan. (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 No. 33-94294.)
10.4 Loan Agreement dated as of February 26, 1997 with Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 14, 1997.)
10.5 Global Promissory Note dated February 26, 1997 in the amount of $50,000,000 executed in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 14, 1997.)
10.6 Unlimited Guaranty of Payment dated as of February 26, 1997 issued by Kranzco Realty Trust in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 14, 1997.)
10.7 Form of Exemplar Open End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by the Borrowers for the benefit of Salomon Brothers Realty Corp., and filed in Pennsylvania, New York, Connecticut, Rhode Island, Mississippi, North Carolina, Kentucky, Massachusetts, Minnesota, Arizona, Georgia, and Michigan with respect to Bradford Mall, Bradford, PA; Barn Plaza, Doylestown, Pennsylvania; Circuit City at Mall at Cross County, Yonkers, New York; Parkway Plaza I, Hamden, Connecticut; Valley Forge Mall, Phoenixville, Pennsylvania; Wampanoag Plaza, East Providence, Rhode Island; Brookway Village, Brookhaven, Mississippi; Magnolia Plaza, Morganton, North Carolina; Harrodsburg Marketplace, Harrodsburg, Kentucky; Franklin Center, Chambersburg, Pennsylvania; Ames Center, Raynham, Massachusetts; Baker's Square, Minnetonka, Minnesota; Baker's Square, Roseville, Minnesota; Sinclair Paints, Tucson, Arizona; 30000 Plymouth Road, Livonia, Michigan; Tower Plaza, Georgia; 1615 E. Shotwell Street, Bainbridge Town Center, Georgia; and Filene's Basement at Valley Fair, 260 West Swedesford Road, Devon, Pennsylvania. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 14, 1997.)
10.8 Trust and Servicing Agreement, dated as of June 18, 1996, among KRT Origination Corp., GE Capital Management Corporation and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.9 Cash Collateral Account, Security, Pledge and Assignment Agreement, dated as of June 18, 1996, among the Borrowers, State Street Bank and Trust Company, as Agent, and KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.10 Cash Collateral Agreement, dated June 18, 1996, among the Borrowers, and State Street Bank and Trust Company, as Agent. (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)
10.11 $123,700,000.00 Class A Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.12 $20,600,000.00 Class B Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.13 $28,900,000.00 Class C Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.14 $8,500,000.00 Class D Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.15 Form of Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., as mortgagee, and filed in Connecticut, Maryland, New Jersey, New York and Pennsylvania with respect to Groton Square in Groton, Connecticut, Manchester Kmart in Manchester, Connecticut, Milford in Milford, Connecticut, Orange in Orange, Connecticut, Fox Run in Prince Frederick, Maryland, Hillcrest Plaza in Frederick, Maryland, Anneslie in Baltimore, Maryland, Suburban Plaza in Hamilton, New Jersey, Collegetown in Glassboro, New Jersey, Hillcrest Mall in Phillipsburg, New Jersey, The Mall at Cross County in Yonkers, New York, Highridge Plaza in Yonkers, New York, North Ridge in New Rochelle, New York, Village Square in Larchmont, New York, A&P Mamaroneck in Mamaroneck, New York, Port Washington in Port Washington, New York, Bethlehem in Bethlehem, Pennsylvania, Whitehall Square in Whitehall, , Pennsylvania, Bristol Commerce Park in Bristol, Pennsylvania, Park Hills Plaza in Altoona, Pennsylvania, Barn Plaza in Doylestown, Pennsylvania, Best Plaza in Tredyffrin, Pennsylvania, Bensalem Square in Bensalem, Pennsylvania, Street Road in Bensalem, Pennsylvania, Pilgrim Gardens in Drexel Hill, Pennsylvania, 69th Street Plaza in Upper Darby, Pennsylvania and MacArthur Road in Whitehall, Pennsylvania (the "Properties"). (Incorporated by reference to Exhibit
      10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.16 Form of Unrecorded Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., and held in escrow with respect to the Properties located in Maryland and in New York. (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.17 Escrow Agreement made among KRT Origination Corp., the Borrowers and Robinson Silverman Pearce Aronsohn & Berman LLP, as escrow agent, with respect to the unrecorded second mortgages covering the Properties located in New York and Maryland. (Incorporated by reference to Exhibit
      10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.18 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Norman M. Kranzdorf. (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
10.19 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Robert H. Dennis. (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
10.20 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Edmund Barrett. (Incorporated by reference to
      Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
10.21 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Bengt Danielsson. (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
10.22 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Michael Warrington. (Incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
10.23 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Michael Kranzdorf. (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
10.24 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and Peter J. Linneman. (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
10.25 Severance Benefits Agreement dated as of March 28, 1997 by and between Kranzco Realty Trust and E. Donald Shapiro. (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended June 30, 1997.)
10.26 Severance Benefits Agreement dated as of July 30, 1998 by and between Kranzco Realty Trust and Gerald C. Finn.
10.27 Severance Benefits Agreement dated as of July 30, 1998 by and between Kranzco Realty Trust and Bernard J. Korman.
10.28 Agreement dated October 30, 1997 between Kranzco Realty Trust and GP Development Corporation. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated November 25, 1997.)
10.29 Agreement and Plan of Merger dated October 30, 1997 between Kranzco Realty Trust, GP Development Corporation, the shareholders of GP Development Corporation and KR Atlanta, Inc. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated November 25, 1997.)
10.30 Mortgage Note for $6,700,000.00, dated as of October 5, 1990, from Holcomb Bridge Partners, L.P., a Georgia limited partnership ("Holcomb"), in favor of Allstate Life Insurance Company ("Allstate") (relating to Holcomb Bridge Crossing). (Incorporated by reference to
      Exhibit 2.3 of the Company's Current Report on Form 8-K dated November 25, 1997.)
10.31 Modification of Mortgage Note, dated as of October 31, 1995, between Holcomb and Harris Trust and Savings Bank ("Harris Trust") (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K dated November 25, 1997.)
10.32 Deed to Secure Debt, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing ("Deed to Secure Debt") from Holcomb to Allstate, dated as of October 5, 1990 (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K dated November 25, 1997.)
10.33 Modification of Deed to Secure Debt between Holcomb and Harris Trust, dated as of October 31, 1995 (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.6 of the Company's Current Report on Form 8-K dated November 25, 1997.)
10.34 Real Estate Note for $3,725,000.00, dated as of August 6, 1987, from West Stewarts Mill Associates, Ltd., a Georgia limited partnership ("West Stewarts"), in favor of Confederation Life Insurance Company, a mutual insurance company incorporated in Canada ("Confederation"), first amendment thereto dated as of November 27, 1987, second amendment thereto dated as of November 1, 1993, third amendment thereto dated as of November 1, 1993 and fourth amendment thereto dated as of February 21, 1995 (relating to Park Plaza). (Incorparated by reference to
      Exhibit 2.7 of the Company's Current Report on Form 8-K dated November 25, 1997.)
10.35 Deed to Secure Debt and Security Agreement between West Stewarts and Confederation,dated as of August 6, 1987, first amendment thereto dated as of November 27, 1987 and second amendment thereto dated as of November 1, 1993 (relating to Park Plaza). (Incorporated by reference to Exhibit 2.8 of the Company's Current Report on Form 8-K dated November 25, 1997.)
10.36 Escrow Agreement, dated as of November 1, 1993, between Confederation and West Stewarts. (Incorporated by reference to Exhibit 2.9 of the Company's Current Report on Form 8-K dated November 25, 1997.)
10.37 Promissory Note for $10,670,000.00, dated as of July 31, 1996, from Mableton Village Associates, L.L.C., a Georgia limited liability company ("Mableton Village"), in favor of Lehman Brothers Holdings, Inc. d/b/a Lehman Capital ("Lehman") (relating to The Village at Mableton). (Incorporated by reference to Exhibit 2.10 of the Company's Current Report on Form 8-K dated November 25, 1997.)
10.38 Deed to Secure Debt and Security Agreement, dated as of July 31, 1996, between Mableton Village and Lehman (relating to The Village at Mableton). (Incorporated by reference to Exhibit 2.11 of the Company's Current Report on Form 8-K dated November 25, 1997.)
10.39 Sales Contract dated June 26, 1998 by and among Kranzco Realty Trust, a Maryland real estate investment trust, and Europco Property Investors II, Ltd., a Georgia limited partnership; Europco Property Investors III, Ltd., a Georgia limited partnership; Europco Property Investors IV, Ltd., a Georgia limited partnership; Secured Properties Investors V, L.P., a Georgia limited partnership; Secured Properties Investors VIII, L.P., a Georgia limited partnership; Secured Properties Investors IX, L.P. a Georgia limited partnership; and Tifton Partners, L.P., a Georgia limited partnership. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated June 26, 1998, filed July 16, 1998.)
10.40 Fixed Rate Note, dated September 29, 1998, made by the Borrowers named therein in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
10.41 Guaranty, dated as of September 29, 1998, made by and among Kranzco Realty Trust, for the benefit of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.39 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
10.42 Form of Mortgage/Deed of Trust/Deed to secure Debt and Security Agreement, dated September 29, 1998, made by the Borrowers named therein for the benefit of Salomon Brothers Realty Corp. and filed in Florida, Georgia, Ohio, Tennessee, and Virginia with respect to Village Oaks, Pensacola, Florida; Vidalia Wal-Mart Center, Vidalia, Georgia; Summerville Wal-Mart Center, Summerville, Georgia; Tifton Corners, Tifton, Georgia; Douglasville Crossing, Douglasville, Georgia; Snellville Oaks, Snellville, Georgia; Pickaway Crossing, Circleville, Ohio; Meeting Square, Jefferson City, Tennessee; and Statler Crossing, Staunton, Virginia. (Incorporated by reference to Exhibit 10.40 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
10.43 Rights Agreement dated as of November 10, 1998 between Kranzco Realty Trust and First Union National Bank, as Rights Agent. The Rights Agreement includes as Exhibit A the form of Articles Supplementary for the Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 12, 1998).
21    Subsidiaries of Kranzco Realty Trust.
23    Consent of Arthur Andersen LLP.