Form 10-Q
period 1999-03-31
KRANZCO REALTY TRUST
filed 1999-05-07
CIK 889427

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

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

                         YES [X]        NO [ ]

As of May 7, 1999, there were 10,540,748 Common Shares of Beneficial Interest, par value $0.01 per share, outstanding.

KRANZCO REALTY TRUST
QUARTERLY REPORT FOR THE PERIOD ENDED
MARCH 31, 1999


INDEX

PART I.                                                             PAGE

   Item 1.  Financial Statements                                     1

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations            9

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                       13

PART II.    Other Information

   Item 1.  Legal Proceedings                                       13

   Item 2.  Changes in Securities and Use of Proceeds               14

   Item 3.  Defaults upon Senior Securities                         14

   Item 4.  Submission of Matters to a Vote of Security Holders     14

   Item 5.  Other Information                                       14

   Item 6.  Exhibits and Reports on Form 8-K                        14


SIGNATURES                                                          15

Kranzco Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                                 March 31,       December 31,
                                                                   1999              1998
                                                                (Unaudited)
                                                              -------------     -------------
ASSETS:
   Shopping center properties owned, at cost
     Buildings and improvements                                $436,948,000      $437,242,000
     Land                                                       139,295,000       147,641,000
                                                              -------------     -------------
                                                                576,243,000       584,883,000

     Less-accumulated depreciation                               63,255,000        59,793,000
                                                              -------------     -------------
                                                                512,988,000       525,090,000

     Properties held for sale, net                               13,720,000                 0
                                                              -------------     -------------
        Total shopping center properties owned, at cost         526,708,000       525,090,000

   Cash and cash equivalents                                      6,902,000         2,913,000
   Restricted cash                                                1,893,000         1,465,000
   Rents and other receivables, net of allowance of
     $2,532,000 and $2,160,000, March 31, 1999 and
     December 31, 1998                                            7,173,000         7,573,000
   Prepaid expenses                                               2,384,000         2,237,000
   Deferred financing costs, net of accumulated
     amortization of $1,362,000
     and $1,237,000, March 31, 1999 and December 31,1998          1,986,000         2,066,000
   Deferred costs, net of accumulated
     amortization of $1,002,000
     and $1,040,000, March 31, 1999 and December 31,1998          2,830,000         2,753,000
   Other assets                                                   1,972,000         2,419,000
                                                              -------------     -------------
            Total assets                                       $551,848,000      $546,516,000
                                                              =============     =============

LIABILITIES:
   Mortgages and notes payable                                 $355,677,000      $350,141,000
   Tenant security deposits                                       1,450,000         1,453,000
   Accounts payable and accrued expenses                          6,845,000         3,234,000
   Other liabilities                                                702,000           559,000
   Distributions payable                                          6,611,000         6,650,000
                                                              -------------     -------------
            Total liabilities                                   371,285,000       362,037,000

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED SHARES, SERIES C, $0.01 PAR VALUE; 0
  AND 44,550 SHARES, MARCH 31, 1999
  AND DECEMBER 31, 1998, RESPECTIVELY                                     0           445,000

BENEFICIARIES' EQUITY:
   Preferred shares of beneficial interest,
     Series A-1, $0.01 par value; 11,155 shares,
     March 31, 1999 and December 31, 1998                             1,000             1,000
   Preferred shares of beneficial interest,
     Series B-1 and B-2, $0.01 par value; 1,183,277
     shares, March 31, 1999 and December 31, 1998                    12,000            12,000
   Preferred shares of beneficial interest,
     Series D, $0.01 par value; 1,800,000 shares,
     March 31, 1999 and December 31, 1998                            18,000            18,000
   Common shares of beneficial interest,
     $0.01 par value; authorized  100,000,000
     shares; issued and outstanding, 10,538,716 and
     10,537,103 as of March 31, 1999
     and December 31, 1998, respectively                           105,000           105,000
   Capital in excess of par value                               263,409,000       263,370,000
   Cumulative net income available for common shareholders       39,188,000        37,685,000
   Cumulative distributions on common shares of beneficial
   interest                                                    (121,972,000)     (116,914,000)
                                                              -------------     -------------
                                                                180,761,000       184,277,000
   Unearned compensation on restricted shares of beneficial
   interest                                                        (198,000)         (243,000)
                                                              -------------     -------------
            Total beneficiaries' equity                         180,563,000       184,034,000

            Total liabilities and beneficiaries' equity        $551,848,000      $546,516,000
                                                              =============     =============

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                                      For the three    For the three
                                                       months ended     months ended
                                                         March 31,       March 31,
                                                           1999             1998
                                                        (Unaudited)     (Unaudited)
                                                       -------------   -------------
REVENUES:
     Minimum rent                                        $15,990,384     $16,552,728
     Percentage rent                                         394,000         310,000
     Expense reimbursements                                4,144,968       4,161,496
     Interest income                                          86,000         123,000
     Other                                                    69,000          28,000
                                                       -------------   -------------
         Total revenue                                    20,684,352      21,175,224
                                                       -------------   -------------
EXPENSES:
     Interest                                             $6,618,624      $8,290,136
     Depreciation and amortization                         4,165,000       3,450,000
     Real estate taxes                                     2,088,936       2,072,544
     Operations and maintenance                            2,924,000       2,155,288
     General and administrative                            1,060,000         767,000
                                                       -------------   -------------
         Total expenses                                   16,856,560      16,734,968
                                                       -------------   -------------
NET INCOME                                                 3,827,792       4,440,256

     Preferred Share Distributions                         2,070,072       2,078,536
                                                       -------------   -------------
NET INCOME FOR COMMON SHAREHOLDERS                        $1,757,720      $2,361,720
                                                       =============   =============


Basic and Diluted Earnings per Common Share
     of Beneficial Interest                                    $0.17           $0.14
                                                       =============   =============

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                          For the three   For the three
                                                          months ending   months ending
                                                              March 31,       March 31,
                                                                  1999             1998
                                                            (Unaudited)      (Unaudited)
                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $3,442,000       $3,672,000
   Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation and amortization                       4,165,000        3,450,000
         Amortization of unearned compensation on
            restricted shares of beneficial interest            45,000           32,000
   Changes in assets and liabilities:
      (Increase) decrease in-
          Rents and other receivables                          400,000         (522,000)
          Prepaid expenses                                    (147,000)        (197,000)
          Other assets                                          21,000          (10,000)
      Increase  (decrease) in-
          Accounts payable and accrued expenses                471,000          427,000
          Tenant security deposits                              (3,000)          46,000
          Other liabilities                                    143,000          (23,000)
                                                         -------------    -------------
   Net cash provided by operating activities                 8,537,000        6,875,000
                                                         -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in shopping center properties               (2,060,000)      (2,685,000)
     (Increase) decrease in other assets                       426,000         (352,000)
     Decrease in accrued acquisition costs                    (272,000)         (96,000)
     Increase in restricted cash                              (428,000)        (302,000)
     Increase in deferred costs                               (221,000)        (122,000)
                                                         -------------    -------------
   Net cash used in investing activities                    (2,555,000)      (3,557,000)
                                                         -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid on common shares of
       beneficial interest                                  (5,058,000)      (4,999,000)
     Distributions paid on preferred shares of
       beneficial interest                                  (1,962,000)      (1,398,000)
     Issuance of common shares of
       beneficial interest, net                                 23,000          208,000
     Redemption of redeemable preferred shares                (445,000)        (446,000)
     Proceeds of mortgages and notes payable                 6,000,000                0
     Repayments of mortgages and notes payable                (464,000)      (1,268,000)
     Decrease in accrued expenses for preferred
       share offering                                                0         (390,000)
     Increase in deferred financing costs                      (87,000)               0
                                                         -------------    -------------
   Net cash used in financing activities                    (1,993,000)      (8,293,000)
                                                         -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         3,989,000       (4,975,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               2,913,000       11,423,000
                                                         -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $6,902,000       $6,448,000
                                                         =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Accretion of discount on increasing rate
  preferred shares                                             $17,000          $22,000
                                                         =============    =============

Preferred and common shares issued as part of the
   purchase price for the acquisition of real estate:
                    Fair value of assets acquired                   $0       $3,665,000
                    Liabilities assumed                              0        3,345,000
                                                         -------------    -------------

                    Preferred shares issued                         $0               $0

                    Common shares issued                            $0         $320,000
                                                         =============    =============

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the years ended December 31, 1997 and 1998
For the three months ended March 31, 1999
                                                                                                                        Unearned
                                                                                                        Cumulative  Compensation
                                                              Preferred                  Cumulative  Distributions            on
                                 Common            Preferred  Shares of      Capital    Net Income       on Common    Restricted
                              Shares of            Shares of Beneficial    In Excess      Available      Shares of     Shares of
                             Beneficial       Par Beneficial   Interest          of      for Common     Beneficial    Beneficial
                               Interest     Value   Interest  Par Value    Par Value   Shareholders       Interest      Interest
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, JANUARY 1, 1997      10,332,784 $103,000     11,155     $1,000  $187,177,000    $26,754,000  ($76,891,000)    ($131,000)

Issuance of common shares         82,697    1,000          -          -     1,545,000              -              -     (125,000)
Forfeiture of common shares         (54)        -          -          -       (1,000)              -              -             -
Issuance
of
preferred
shares-Series B-1, B-2                 -        -  1,183,331     12,000    29,354,000              -              -             -
Issuance
of
preferred shares-Series D              -        -  1,800,000     18,000    42,927,000              -              -             -

Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -        95,000       (95,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -       101,000
Net income                             -        -          -          -             -     10,617,000              -             -
Distributions
on preferred shares                    -        -          -          -             -    (3,470,000)              -             -
Distributions
on common shares
of
beneficial
interest($1.92 per share)              -        -          -          -             -              -   (19,880,000)             -
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, DECEMBER 31, 1997    10,415,427 $104,000  2,994,486    $31,000  $261,097,000    $33,806,000  ($96,771,000)    ($155,000)


Issuance of common shares        122,748    1,000          -          -     2,218,000              -              -     (241,000)
Forfeiture of common shares      (1,072)        -          -          -      (18,000)              -              -             -
Conversion
of
Series B-1 to common shares            -        -       (54)          -       (1,000)              -              -             -
Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -        74,000       (74,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -       153,000
Net income                             -        -          -          -             -     11,863,000              -             -
Distributions
on preferred shares                    -        -          -          -             -    (7,910,000)              -             -
Distributions
on common shares
of
beneficial
interest($1.92 per share)              -        -          -          -             -              -   (20,143,000)             -
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE, DECEMBER 31, 1998    10,537,103 $105,000  2,994,432    $31,000  $263,370,000    $37,685,000 ($116,914,000)    ($243,000)


Issuance of common shares          1,908        -          -          -        28,000              -              -             -
Forfeiture of common shares        (295)        -          -          -       (6,000)              -              -             -
Accretion
of
discount
on preferred shares
of beneficial interest                 -        -          -          -        17,000       (17,000)              -             -
Accretion
of
unearned compensation on
restricted
shares
of beneficial interest                 -        -          -          -             -              -              -        45,000
Net income                             -        -          -          -             -      3,442,000              -             -
Distributions
on preferred shares                    -        -          -          -             -    (1,922,000)              -             -
Distributions
on common shares
of
beneficial
interest($0.48 per share)              -        -          -          -             -              -    (5,058,000)             -
                            ------------ -------- ---------- ---------- -------------  ------------- -------------- -------------
BALANCE,
MARCH 31, 1999 (Unaudited)    10,538,716 $105,000  2,994,432    $31,000  $263,409,000    $39,188,000 ($121,972,000)    ($198,000)

The accompanying notes are an integral part of these statements.


ii.
KRANZCO REALTY TRUST AND  SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999

1. BASIS OF PRESENTATION:

The financial statements are unaudited but reflect all adjustments which are necessary, in the opinion of management, to present fairly the results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and related notes contained in Kranzco Realty Trust and its subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1998. Results from any interim period are not necessarily indicative of the results for a full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business and Nature of Operations

Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers and free-standing properties. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of March 31, 1999, the Company owned 67 properties in nineteen Northeastern, Southern and Mid-Atlantic states.

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

Earnings Per Share Data

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock.

Basic EPS is based on the weighted average number of common shares of beneficial interest outstanding. The weighted average number of shares outstanding used in the Basic EPS computations was 10,538,795 and 10,423,836 as of March 31, 1999 and 1998, respectively. The Diluted EPS computations have been adjusted to give effect to common share equivalents; specifically, common share options outstanding. The weighted average number of shares outstanding used in the Diluted EPS computations was 10,538,795 and 10,427,342 as of March 31, 1999 and 1998, respectively. The Company's Series A-1 and B Preferred Shares and the majority of the Company's stock options were not included in the Diluted EPS calculation because their impact would be anti-dilutive based on current market prices.

Statements of Cash Flows

Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $6,861,000 and $5,157,000 for the three months ended March 31, 1999 and 1998, respectively.

Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for fiscal years beginning after December 15, 1999. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Compnay does not currently have any derivative instruments or participate in any hedging activities, accordingly, this SFAS 133 will not have a material affect on the financial statements.

3. INDEBTEDNESS:

At March 31, 1999 and December 31, 1998, the Company had mortgages and notes payable outstanding of $355,677,000 and $350,141,000, respectively.

In 1996, the Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. Interest expense for the three months ending March 31, 1999 and 1998 in the accompanying statements of operations is shown net of capitalized interest of $265,000 and $293,000, respectively.

As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account as of March 31, 1999 was $385,000. All funds in the Capital and TI Reserve Account may be used by the Company to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $425,000 as of March 31, 1999.

In September 1998, the Company obtained a $65,900,000 million fixed rate mortgage from Salomon Brothers Realty Corp. This mortgage is secured by nine properties acquired in September, 1998. The mortgage bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. The outstanding principal balance on the mortgage was approximately $65,640,000 as of March 31, 1999. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of real estate taxes, insurance, tenant improvements and repair reserves. The balance of the tenant improvement and repair reserve account as of March 31, 1999 was $411,000.

In addition, the Company has eleven mortgages outstanding as of March 31, 1999 which were assumed in connection with the acquisition of certain shopping centers. These mortgages have maturity dates ranging from 1999 through 2009. Nine of the eleven mortgages assumed have fixed interest rates ranging from 7.50% to 10.50%. The outstanding principal balance on these mortgages at March 31, 1999 was approximately $53,287,000. The other two mortgages have interest rates payable at a rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum. The outstanding principal balance on these mortgages at March 31, 1999 was approximately $7,049,000.

In 1998, the Company increased its secured line of credit from Salomon Brothers Realty Corp. to $100 million from $50 million (the "Salomon Facility"). Amounts borrowed under the line bear interest at the one month London Interbank Offering Rate ("LIBOR") plus 175 basis points, which interest rate was 6.71% at March 31, 1999. As of March 31, 1999, there was $48,000,000 outstanding under this facility and an additional $5,000,000 available for future borrowing. The facility is secured by eighteen of the Company's shopping centers or portions thereof and the due date was extended to July 2000. The Company has an option to extend the facility for an additional year. As a condition of the facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $425,000 as of March 31, 1999.

The Company has a $3.0 million secured line of credit from Bank Leumi Trust Company of New York. Amounts borrowed under the line bear interest at 50 basis points above that bank's reference rate. There were no outstanding borrowings under this facility as of March 31, 1999. The line expires June 30, 1999.

The Company has a $1.0 million unsecured line of credit from First Union National Bank. Amounts borrowed under the line will bear interest at that bank's prime rate. There were no outstanding borrowings under this facility as of March 31, 1999 and the facility's expiration date was extended to April 30, 2000.

As of March 31, 1999, aggregate principal payments on all outstanding indebtedness are due, as follows:

    1999                 $  7,783,000
    2000                   56,082,000
    2001                    5,279,000
    2002                    4,354,000
    2003                  193,970,000
    Thereafter             88,209,000
                         ------------
                         $355,677,000
                         ------------

4. ACQUISITIONS:

The Company acquired ten shopping centers during the year ended December 31,1998 for approximately $93,000,000 which were accounted for by the purchase method. The results of operations of each center were included from the respective purchase date. The pro forma financial information presented below may not be indicative of results that would have been reported if the acquisitions had occurred on January 1, 1998.

    For the three months ended March 31, 1998
    -----------------------------------------
    Pro forma total revenues                        $18,968,000
    Pro forma net income for common shareholders     $1,525,000
    Pro forma net income per common share                 $0.15


5. DISTRIBUTIONS ON COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST:

On March 16, 1999, the Trustees declared a cash distribution of $0.48 per common share, payable to shareholders of record on March 26, 1999. The distribution of $5,059,000 was paid on April 21, 1999. On March 17, 1998, the Trustees declared a cash distribution of $0.48 per common share, payable to shareholders of record on March 30, 1998. The distribution of $5,013,000 was paid on April 22, 1998.

The Company accrued the quarterly distribution on the Series A-1 Preferred Shares of $160,000 and $153,000 as of March 31, 1999 and 1998, respectively. These distributions were paid on April 1, 1999 and 1998, respectively.

The Company accrued $561,000 and $569,000 of the distribution on the Series B Preferred Shares as of March 31, 1999 and 1998, respectively. The entire distribution of $721,000 was paid on April 20, 1999 and 1998, respectively.

The Company accrued $39,000 of the distribution on the Series C Preferred Shares as of March 31, 1998. The entire distribution of $39,000 was paid on April 30, 1998.

The Company accrued $831,000 and $843,000 of the distribution on the Series D Preferred Shares as of March 31, 1999 and 1998, respectively. The entire distribution of $1,069,000 was paid on April 20, 1999 and 1998, respectively.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, distributions and acquisitions (including the amount and nature thereof), the use of proceeds of offerings, expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those anticipated in the forward-looking statements. Risks and other factors that might cause such differences, some of which could be material, include, but are not limited to: the burden of the Company's substantial debt obligations; the necessity of future financings to repay the "balloon" payments required at the maturity of certain of the Company's debt obligations; the highly competitive nature of the real estate leasing market; adverse changes in the real estate markets including, among other things, competition with other companies; general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants and lease rents; financial condition and bankruptcy of tenants, including disaffirmance of leases by bankrupt tenants; the availability and terms of debt and equity financing; risks of real estate acquisition, expansion and renovation; lease-up delays; governmental actions and initiatives; environmental/safety requirements; and other changes and factors listed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under Item 1. Business and from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.

Liquidity and Capital Resources

At March 31, 1999 the Company had $6,902,000 of cash on hand. In addition to its cash reserve, unused capacity under credit facilities totaled $9,000,000 at March 31, 1999.

As of March 31, 1999, the Company had total mortgages and notes payable of $355,677,000 of which $300,627,000 bears interest at fixed rates ranging from 7.50% to 10.50%. The weighted average interest rate of all of the Company's mortgages and notes payable as of March 31, 1999 was 7.74%. As of March 31, 1999, the Company is required to make aggregate principal payments on all of its outstanding borrowings of $7,783,000 in 1999, $56,082,000 in 2000, $5,279,000 in
2001, $4,354,000 in 2002, $193,970,000 in 2003 and $88,209,000 in 2004 and
thereafter.

In June 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan") at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The entire principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account was $385,000 as of March 31, 1999. The balance in the Capital and TI Reserve Account was $425,000 as of March 31, 1999.

As of March 31, 1999, the Company has two floating rate mortgages with principal outstanding of $7,049,000. The interest rate on both of the mortgages is equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up the the next highest 1/8 percentage rate. The rates are reset once a year. As of March 31, 1999, the rates of the two mortgages were 6.875% and 7.00%.

In 1998, the Company doubled its secured first mortgage loan facility from $50 million to up to $100 million from Salomon Brothers Realty Corp. (the "Salomon Facility"). The maturity of the Salomon Facility was extended two years to July 2000, with an option for a one-year extension. Eighteen of the Company's shopping centers or portions thereof secure the mortgage loan facility. Amounts borrowed under the Salomon Facility bear interest at the one-month London Interbank Offering Rate ("LIBOR") plus 175 basis points, which was 6.71% as of March 31, 1999. The Salomon Facility requires the following covenants be met: consolidated equity will not fall below $150 million; consolidated income available for debt service will not be less than 1.75 to 1.0; and debt to market cap will not be above 70%. The Company is in compliance with these covenants. There was $48,000,000 of outstanding borrowings under this facility as of March 31, 1999. The proceeds of the Salomon Facility were used by the Company for funding property acquisitions, general corporate purposes and capital needs.

The Company obtained a $3.0 million secured line of credit from Bank Leumi Trust Company of New York which expires in June 1999. This line is secured by a property in Orange, Connecticut. Amounts borrowed under the line bear interest at 50 basis points above that bank's reference rate. There were no outstanding borrowings under this facility as of March 31, 1999.

The Company obtained a $1.0 million unsecured line of credit from First Union National Bank, N.A. Amounts borrowed under the line will bear interest at the bank's prime rate. The facility was extended through April 30, 2000 and there were no borrowings outstanding under this facility as of March 31, 1999.

The Company has scheduled the auction of six of its free-standing properties located in four states in May 1999. Should any of the properties be sold, the Company plans to use the proceeds to repay any outstanding indebtedness related to the properties, fund capital expenditures and for general corporate purposes.

The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations for common shareholders increased $539,000 or 11% from $4,962,000 for the first quarter of 1998 to $5,501,000 for the first quarter of 1999.

The Company has several tenants which are operating under Chapter 11 of the United States Bankruptcy Code. Among the tenants are Caldor (three stores representing approximately $2.8 million or 3.9% of the Company's annual revenues). Caldor announced in January 1999 that it was liquidating. At the Company's Anneslie Shopping Center in Baltimore, Maryland, the Caldor lease is guaranteed by The May Company. The lease for the store in Hamilton, New Jersey was purchased by Bradlees in April 1999 in a bankruptcy court auction. The purchase is pending approval by the bankruptcy court, which management anticipates will occur. The Company expects the lease for the Bristol, Pennsylvania store to be rejected by Caldor in the second quarter of 1999. In the meantime, management is seeking a potential replacement tenant for the location. Bradlees, a tenant at the Company's Bethlehem Square shopping center, emerged from bankruptcy protection in January 1999 and continues to operate and pay its obligations in accordance with its lease at this location. Other tenants in the Company's portfolio that continue to pay current rent and operate their stores under Chapter 11 are individually less than 1% and in the aggregate just over 1% of the Company's annual revenues. The Company believes that it is adequately reserved for these tenants.

During the three months ended March 31, 1999, the Company invested approximately $2,060,000 in the expansion and improvement of existing shopping center properties. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or offer additional equity securities.

Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

The Company has completed a review of its Information Technology ("IT") Systems and non-IT Systems regarding Year 2000 compliance. All required changes to internal IT systems found thus far have been completed and successfully tested. All desktop and network IT systems are believed to be Year 2000 compliant. A second documentation and test phase is currently in progress. All of the Company's tenants have been notified of the issues regarding the Year 2000.

One fire alarm at one shopping center property has been found to be only partially Y2K compliant. It will be upgraded or replaced at the vendor's recommendation as soon as possible. One alarm monitoring company is still in the process of testing their remediation efforts of internal systems. If they do not produce adequate documentation of such tests by their target date of June 1999, a new monitoring company will be chosen.

The Company expects to have completed all phases of its systems remediation by June of 1999 and will post Y2K readiness information on its web site shortly.

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

RESULTS OF OPERATIONS

Net income for common shareholders decreased $156,000, or 9%, from $1,659,000 or $0.16 per common share in the first quarter of 1998 to $1,503,000 or $0.14 per common share in the first quarter of 1999. This decrease was due to a combination of factors as described in further detail below.

Minimum rent increased $2,567,000, or 19%, from $13,407,000 in the first quarter of 1998 to $15,974,000 in the first quarter of 1999. The increase was primarily due to the additional rents from the acquisition of the additional ten centers in 1998 of approximately $2,181,000, combined with an increase in the minimum rents of approximately $386,000 from the other fifty-seven shopping centers.

Percentage rent increased $84,000, or 27%, from $310,000 in the first quarter of 1998 to $394,000 in the first quarter of 1999. The increase was due to an additional $135,000 of percentage rent being recognized at the nine properties purchased in the third quarter of 1998. This increase was offset by a decrease in percentage rent at the Company's additional centers.

Expense reimbursements increased $774,000, or 27%, from $2,839,000 in the first quarter of 1998 to $3,613,000 in the first quarter of 1999. The increase was due to the additional revenues recorded from the ten centers purchased in 1998 of approximately $240,000 as well as an increase in the recovery percentage of reimbursable expenses due to an increase in the overall occupancy rate from the prior year.

Interest income decreased $37,000, or 30%, from $123,000 in the first quarter of 1998 to $86,000 in the first quarter of 1999. The decrease was primarily due to the additional cash available for investment during the first quarter of 1998. This cash was the remaining proceeds of the issuance of the Company's 9 1/2% Series D Cumulative Redeemable Preferred Shares which were issued in December 1997.

Interest expense increased $1,721,000, or 35%, from $4,871,000 in the first quarter of 1998 to $6,592,000 in the first quarter of 1999. The increase is primarily due to the interest expense incurred in connection with the additional ten centers acquired in 1998 of approximately $1,218,000. The Company also incurred an additional $450,000 of interest expense in 1999 as compared to 1998 as a result of additional borrowings made on the Salomon Facility. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $293,000 and $265,000 for the first quarter of 1998 and 1999, respectively.

Depreciation and amortization increased $715,000, or 21%, from $3,450,000 in the first quarter of 1998 to $4,165,000 in the first quarter of 1999. Depreciation expense on buildings and improvements increased approximately $504,000 in the first three months of 1999 versus the first three months of 1998 due to the ten additional centers acquired in 1998.

Real estate taxes increased $149,000, or 8%, from $1,804,000 in the first quarter of 1998 to $1,953,000 in the first quarter of 1999. The increase was primarily due to the increase in expense

Operations and maintenance expenses increased $823,000, or 39%, from $2,101,000 in the first quarter of 1998 to $2,924,000 in the first quarter of 1999. The Company increased its provision for troubled tenants by approximately $400,000 over the first quarter of 1998. The Company regularly evaluates the allowance for troubled tenants based on known facts and market conditions. The operations and maintenance increase was also attributable to an increase in snow removal costs of approximately $320,000 in 1999. In 1998, the Company experienced lower costs as a result of the mild winter experienced at the Company's centers.

General and administrative expenses increased $293,000, or 38%, from $767,000 in the first quarter of 1998 to $1,060,000 in the first quarter of 1999. The increase is primarily due to an increase in professional fees as well as an increase in salary costs over the prior year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary exposure to market risk is to changes in interest rates. The Company has $355,677,000 of debt outstanding as of March 31, 1999 of which 85% has been borrowed at fixed rates ranging from 7.00% to 10.50%. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

  None.


Item 2. Changes in Securities and Use of Proceeds

  None.

Item 3. Defaults upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 5. Other Information

  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits
      3.4 Amendment to Amended and Restated Declaration of Trust, dated September 22, 1997.

  (b) Reports on Form 8-K
      A Report on Form 8-K dated January 4, 1999 was filed by the Company with the Securities and Exchange Commission on January 4, 1999. The Company reported the termination of its previously announced exchange offer for shares of New America Network, Inc("NAI"). The Company also reported a $1 million investment for a minority interest in NAI.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    KRANZCO REALTY TRUST




Date:  May 7, 1999                /S/ Norman M. Kranzdorf

                    Chief Executive Officer and President



Date:  May 7, 1999                    /S/Robert H. Dennis

                    Chief Financial Officer and Treasurer