Form 10-Q/A
period 1999-03-31
KRANZCO REALTY TRUST
filed 1999-05-28
CIK 889427

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q/A


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

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                                      For the three    For the three
                                                       months ended     months ended
                                                         March 31,       March 31,
                                                           1999             1998
                                                        (Unaudited)     (Unaudited)
                                                       -------------   -------------
REVENUES:
     Minimum rent                                        $15,974,000     $13,407,000
     Percentage rent                                         394,000         310,000
     Expense reimbursements                                3,613,000       2,839,000
     Interest income                                          86,000         123,000
     Other                                                    69,000          28,000
                                                       -------------   -------------
         Total revenue                                    20,136,000      16,707,000
                                                       -------------   -------------

EXPENSES:
     Interest                                             $6,592,000      $4,871,000
     Depreciation and amortization                         4,165,000       3,450,000
     Real estate taxes                                     1,953,000       1,804,000
     Operations and maintenance                            2,924,000       2,143,000
     General and administrative                            1,060,000         767,000
                                                       -------------   -------------
         Total expenses                                   16,694,000      13,035,000
                                                       -------------   -------------
NET INCOME                                                 3,442,000       3,672,000

     Preferred Share Distributions                         1,939,000       2,013,000
                                                       -------------   -------------
NET INCOME FOR COMMON SHAREHOLDERS                        $1,503,000      $1,659,000
                                                       =============   =============


Basic and Diluted Earnings per Common Share
     of Beneficial Interest                                    $0.14           $0.16
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