Form 10-Q
period 1999-06-30
KRANZCO REALTY TRUST
filed 1999-08-16
CIK 889427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

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

YES [X]        NO [ ]

As of August 12, 1999, there were 10,560,143 Common Shares of Beneficial Interest, par value $0.01 per share, outstanding.

KRANZCO REALTY TRUST
QUARTERLY REPORT FOR THE PERIOD ENDED
JUNE 30, 1999


INDEX

PART I.                                                                 PAGE

   Item 1.  Financial Statements                                          1

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 9

   Item 3.  Quantitative and Qualitative Diclosures About Market Risks   13


PART II.    Other Information

   Item 1.  Legal Proceedings                                            15

   Item 2.  Changes in Securities and Use of Proceeds                    15

   Item 3.  Defaults upon Senior Securities                              15

   Item 4.  Submission of Matters to a Vote of Security Holders          15

   Item 5.  Other Information                                            15

   Item 6.  Exhibits and Reports on Form 8-K                             15


SIGNATURES                                                               16

Kranzco Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                                                                  June 30,   December 31,
                                                                                                    1999         1998
                                                                                               ------------  ------------
                                                                                                (Unaudited)
ASSETS:
    Shopping center properties owned, at cost
      Buildings and improvements                                                               $437,293,000  $437,242,000
      Land                                                                                      143,388,000   147,641,000
                                                                                               ------------  ------------
                                                                                                580,681,000   584,883,000

      Less-accumulated depreciation                                                              66,285,000    59,793,000
                                                                                               ------------  ------------
                                                                                                514,396,000   525,090,000

      Properties held for sale, net                                                               8,687,000             0
                                                                                               ------------  ------------
        Total shopping center properties owned, at cost                                         523,083,000   525,090,000

    Cash and cash equivalents                                                                     5,948,000     2,913,000
    Restricted cash                                                                               1,769,000     1,465,000
    Rents and other receivables, net of allowance of
      $2,472,000 and $2,160,000, June 30, 1999 and December 31,1998                               7,025,000     7,573,000
    Prepaid expenses                                                                              1,968,000     2,237,000
    Deferred financing costs, net of accumulated amortization of $1,528,000
      and $1,237,000, June 30, 1999 and December 31,1998                                          1,821,000     2,066,000
    Deferred costs, net of accumulated amortization of $1,144,000
      and $1,040,000, June 30, 1999 and December 31,1998                                          2,953,000     2,753,000
    Other assets                                                                                  2,064,000     2,419,000
                                                                                               ------------  ------------
            Total assets                                                                       $546,631,000  $546,516,000
                                                                                               ============  ============


LIABILITIES:
    Mortgages and notes payable                                                                $358,229,000  $350,141,000
    Tenant security deposits                                                                      1,519,000     1,453,000
    Accounts payable and accrued expenses                                                         3,409,000     3,234,000
    Other liabilities                                                                               213,000       559,000
    Distributions payable                                                                         6,637,000     6,650,000
                                                                                               ------------  ------------
            Total liabilities                                                                   370,007,000   362,037,000

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED SHARES, SERIES C, $0.01 PAR VALUE; 0 AND 44,550 SHARES,
     JUNE 30, 1999 AND DECEMBER 31, 1998, RESPECTIVELY                                                    0       445,000

BENEFICIARIES' EQUITY:
    Preferred shares of beneficial interest, Series A-1, $0.01 par value; 11,155 shares,
      June 30, 1999 and December 31, 1998                                                             1,000         1,000
    Preferred shares of beneficial interest, Series B-1 and B-2, $0.01 par value; 1,183,277
      shares, June 30, 1999 and December 31, 1998                                                    12,000        12,000
    Preferred shares of beneficial interest, Series D, $0.01 par value; 1,800,000 shares,
      June 30, 1999 and December 31, 1998                                                            18,000        18,000
    Common shares of beneficial interest, $0.01 par value; authorized  100,000,000 shares; issued and outstanding, 10,540,748 and 10,537,103 as of June 30, 1999
       and December 31, 1998, respectively                                                          105,000       105,000
    Capital in excess of par value                                                              263,445,000   263,370,000
    Cumulative net income available for common shareholders                                      40,232,000    37,685,000
    Cumulative distributions on common shares of beneficial interest                           (127,032,000) (116,914,000)
                                                                                               ------------  ------------
                                                                                                176,781,000   184,277,000
    Unearned compensation on restricted shares of beneficial interest                              (157,000)     (243,000)
                                                                                               ------------  ------------
    Total beneficiaries' equity                                                                 176,624,000   184,034,000

    Total liabilities and beneficiaries' equity                                                $546,631,000  $546,516,000
                                                                                               ============  ============

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                                     For the three    For the three     For the six      For the six
                                                     months  ended    months  ended    months  ended    months ended
                                                     June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                                      -----------      -----------      -----------      -----------
                                                      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
REVENUES:
     Minimum rent                                     $15,644,000      $13,705,000      $31,618,000      $27,112,000
     Percentage rent                                      379,000          249,000          773,000          559,000
     Expense reimbursements                             3,338,000        2,928,000        6,951,000        5,767,000
     Interest income                                       80,000           84,000          166,000          207,000
     Other                                                 51,000           16,000          120,000           44,000
                                                      -----------      -----------      -----------      -----------
            Total revenue                              19,492,000       16,982,000       39,628,000       33,689,000
                                                      -----------      -----------      -----------      -----------
EXPENSES:
     Interest                                          $6,781,000       $5,033,000      $13,373,000       $9,904,000
     Depreciation and amortization                      4,194,000        3,473,000        8,359,000        6,923,000
     Real estate taxes                                  2,009,000        1,556,000        3,962,000        3,360,000
     Operations and maintenance                         2,458,000        2,200,000        5,382,000        4,343,000
     General and administrative                           950,000          909,000        2,010,000        1,676,000
                                                      -----------      -----------      -----------      -----------
            Total expenses                             16,392,000       13,171,000       33,086,000       26,206,000
                                                      -----------      -----------      -----------      -----------

INCOME BEFORE LOSS ON SALE OF REAL ESTATE               3,100,000        3,811,000        6,542,000        7,483,000

     Loss on Sale of Real Estate, net                     (68,000)               0          (68,000)               0
                                                      -----------      -----------      -----------      -----------
NET INCOME                                              3,032,000        3,811,000        6,474,000        7,483,000

     Preferred Share Distributions                      1,988,000        2,016,000        3,927,000        4,029,000
                                                      -----------      -----------      -----------      -----------
NET INCOME FOR COMMON SHAREHOLDERS                     $1,044,000       $1,795,000       $2,547,000       $3,454,000
                                                      ===========      ===========      ===========      ===========


Income before loss on sale of real estate per
     Common Share of Beneficial Interest                    $0.11            $0.17            $0.25            $0.33

Loss on sale of real estate per Common Share
     of Beneficial Interest                                ($0.01)           $0.00           ($0.01)           $0.00
                                                      -----------      -----------      -----------      -----------
Basic and Diluted Earnings per Common Share
     of Beneficial Interest                                 $0.10            $0.17            $0.24            $0.33
                                                      ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                                          For the six      For the six
                                                                          months  ended    months  ended
                                                                          June 30, 1999    June 30, 1998
                                                                          ----------       ----------
                                                                          (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $6,474,000       $7,483,000
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                    8,359,000        6,923,000
          Amortization of unearned compensation on restricted shares
             of beneficial interest                                           86,000           64,000
          Loss on sale of real estate, net                                   (68,000)               0
    Changes in assets and liabilities:
       (Increase) decrease in-
           Rents and other receivables                                       548,000         (326,000)
           Prepaid expenses                                                  269,000          233,000
           Other assets                                                       13,000          (42,000)
       Increase  (decrease) in-
           Accounts payable and accrued expenses                             442,000           (5,000)
           Tenant security deposits                                           66,000           85,000
           Other liabilities                                                (346,000)        (448,000)
                                                                          ----------       ----------
    Net cash provided by operating activities                             15,843,000       13,967,000
                                                                          ----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in shopping center properties                            (6,517,000)      (4,129,000)
      Proceeds from sale of real estate                                      864,000                0
      (Increase) decrease in other assets                                    342,000           72,000
      (Increase) decrease in accrued acquisition costs                      (267,000)          75,000
      Increase in restricted cash                                           (304,000)        (622,000)
      Increase in deferred costs                                            (500,000)        (594,000)
                                                                          ----------       ----------
    Net cash used in investing activities                                 (6,382,000)      (5,198,000)
                                                                          ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions paid on common shares of beneficial interest         (10,118,000)     (10,012,000)
      Distributions paid on preferred shares of beneficial interest       (3,911,000)      (3,379,000)
      Issuance of common shares of beneficial interest, net                   46,000          285,000
      Redemption of redeemable preferred shares                             (445,000)        (891,000)
      Proceeds of mortgages and notes payable                              9,500,000        2,000,000
      Repayments of mortgages and notes payable                           (1,412,000)      (1,549,000)
      Decrease in accrued expenses for preferred share offering                    0         (391,000)
      Increase in deferred financing costs                                   (86,000)               0
                                                                          ----------       ----------
    Net cash used in financing activities                                 (6,426,000)     (13,937,000)
                                                                          ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       3,035,000       (5,168,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,913,000       11,423,000
                                                                          ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $5,948,000       $6,255,000
                                                                          ==========       ==========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of discount on increasing rate preferred shares                    $29,000          $40,000
                                                                          ==========       ==========

Preferred and common shares issued as part of the purchase price for the acquisition of real estate:
                     Fair value of assets acquired                                $0       $3,665,000
                     Liabilities assumed                                           0        3,345,000
                                                                          ----------       ----------
                     Preferred shares issued                                      $0               $0

                     Common shares issued                                         $0         $320,000
                                                                          ==========       ==========

The accompanying notes are an integral part of these statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the years ended December 31, 1997 and 1998
For the six months ended June 30, 1999

                                                                                                                      Unearned
                                                                                                       Cumulative     Compensation
                                                              Preferred                 Cumulative     Distributions  on
                            Common                Preferred   Shares of                 Net Income     on Common      Restricted
                            Shares of             Shares of   Beneficial  Capital In    Available      Shares of      Shares of
                            Beneficial  Par       Beneficial  Interest    Excess of     for Common     Beneficial     Beneficial
                            Interest    Value     Interest    Par Value   Par Value     Shareholders   Interest       Interest
                            ----------  --------  ----------  ----------  ------------  ------------   -------------  ------------
BALANCE, JANUARY 1, 1997    10,332,784  $103,000      11,155    $1,000   $187,177,000   $26,754,000    ($76,891,000)  ($131,000)

 Issuance of common shares      82,697     1,000      -          -          1,545,000       -              -           (125,000)
 Forfeiture of common
   shares                          (54)    -          -          -             (1,000)      -              -             -
 Issuance of preferred
   shares-Series B-1, B-2       -          -       1,183,331    12,000     29,354,000       -              -             -
 Issuance of preferred
   shares-Series D              -          -       1,800,000    18,000     42,927,000       -              -             -
 Accretion of discount on
   preferred shares of
   beneficial interest          -          -          -          -             95,000       (95,000)       -             -
 Accretion of unearned
   compensation on
   restricted shares of
   beneficial interest          -          -          -          -            -             -              -            101,000
 Net income                     -          -          -          -            -          10,617,000        -             -
 Distributions on preferred
   shares                       -          -          -          -            -          (3,470,000)       -             -
 Distributions on common
   shares of
   beneficial interest
   ($1.92 per share)            -          -          -          -            -             -           (19,880,000)     -
                            ----------  --------  ----------  ----------  ------------  ------------   -------------  ------------
BALANCE, DECEMBER 31, 1997  10,415,427  $104,000   2,994,486   $31,000   $261,097,000   $33,806,000    ($96,771,000)  ($155,000)

 Issuance of common shares     122,748     1,000      -          -          2,218,000       -              -           (241,000)
 Forfeiture of common
   shares                       (1,072)    -          -          -            (18,000)      -              -             -
 Conversion of Series B-1
   to common shares             -          -             (54)    -             (1,000)      -              -             -
 Accretion of discount on
   preferred shares of
   beneficial interest          -          -          -          -             74,000       (74,000)       -             -
 Accretion of unearned
   compensation on
   restricted shares of
   beneficial interest          -          -          -          -            -             -              -            153,000
 Net income                     -          -          -          -            -          11,863,000        -             -
 Distributions on preferred
   shares                       -          -          -          -            -          (7,910,000)       -             -
 Distributions on common
   shares of
   beneficial interest
   ($1.92 per share)            -          -          -          -            -             -           (20,143,000)     -
                            ----------  --------  ----------  ----------  ------------  ------------   -------------  ------------
BALANCE, DECEMBER 31, 1998  10,537,103  $105,000   2,994,432   $31,000   $263,370,000   $37,685,000   ($116,914,000)  ($243,000)

 Issuance of common shares       3,940     -          -          -             52,000       -              -             -
 Forfeiture of common
   shares                         (295)    -          -          -             (6,000)      -              -             -
 Accretion of discount on
   preferred shares of
   beneficial interest          -          -          -          -             29,000       (29,000)       -             -
 Accretion of unearned
   compensation on
   restricted shares of
   beneficial interest          -          -          -          -            -             -              -             86,000
 Net income                     -          -          -          -            -           6,474,000        -             -
 Distributions on preferred
   shares                       -          -          -          -            -          (3,898,000)       -             -
 Distributions on common
   shares of
   beneficial interest
   ($0.96 per share)            -          -          -          -            -             -           (10,118,000)     -
                            ----------  --------  ----------  ----------  ------------  ------------   -------------  ------------
BALANCE,
  JUNE 30, 1999 (Unaudited) 10,540,748  $105,000   2,994,432   $31,000   $263,445,000   $40,232,000   ($127,032,000)  ($157,000)


The accompanying notes are an integral part of these statements.


KRANZCO REALTY TRUST AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999


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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND NATURE OF OPERATIONS

Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers and free-standing properties. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of June 30, 1999, the Company owned 66 properties in eighteen Northeastern, Southern and Mid-Atlantic states.

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

Basic EPS is based on the weighted average number of common shares of beneficial interest outstanding. The weighted average number of shares outstanding used in the Basic EPS computations was 10,539,777 and 10,434,621 as of June 30, 1999 and 1998, respectively. The Diluted EPS computations have been adjusted to give effect to common share equivalents; specifically, common share options outstanding. The weighted average number of shares outstanding used in the Diluted EPS computations was 10,539,923 and 10,441,256 as of June 30, 1999 and 1998, respectively. The Company's Series A-1 and B Preferred Shares and the majority of the Company's stock options were not included in the Diluted EPS calculation because their impact would be anti-dilutive based on current market prices.

STATEMENTS OF CASH FLOWS

Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $13,774,000 and $10,388,000 for the six months ended June 30, 1999 and 1998, respectively.

RECLASSIFICATIONS

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for fiscal years beginning after December 15, 1999. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company does not currently have any derivative instruments or participate in any hedging activities, and accordingly, believes that SFAS 133 will not have a material affect on the financial statements.


3. INDEBTEDNESS:

At June 30, 1999 and December 31, 1998, the Company had mortgages and notes payable outstanding of $358,229,000 and $350,141,000, respectively.

In 1996, the Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average annual interest rate of 7.96%, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. Interest expense for the six months ending June 30, 1999 and 1998 in the accompanying statements of operations is shown net of capitalized interest of $363,000 and $469,000, respectively.

As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account as of June 30, 1999 was $422,000. All funds in the Capital and TI Reserve Account may be used by the Company to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $174,000 as of June 30, 1999.

In September 1998, the Company obtained a $65,900,000 million fixed rate mortgage from Salomon Brothers Realty Corp. This mortgage is secured by nine properties acquired in September, 1998. The mortgage bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. The outstanding principal balance on the mortgage was approximately $65,498,000 as of June 30, 1999. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of real estate taxes, insurance, tenant improvements and repair reserves. The balance of the tenant improvement and repair reserve account as of June 30, 1999 was $480,000.

In addition, the Company has eleven mortgages outstanding as of June 30, 1999 which were assumed in connection with the acquisition of certain shopping centers. These mortgages have maturity dates ranging from 1999 through 2009. Nine of the eleven mortgages assumed have fixed annual interest rates ranging from 7.50% to 10.50%. The outstanding principal balance on these mortgages at June 30, 1999 was approximately $53,041,000. One of the mortgages currently has a balloon payment of approximately $5,000,000 which is due in the fourth quarter of 1999. The Company is in the process of refinancing the debt. The other two mortgages have interest rates payable at a rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum. The outstanding principal balance on these mortgages at June 30, 1999 was approximately $6,990,000.

In 1998, the Company increased its secured line of credit from Salomon Brothers Realty Corp. to $100 million from $50 million (the "Salomon Facility"). Amounts borrowed under the line bear interest at the one month London Interbank Offering Rate ("LIBOR") plus 175 basis points, which interest rate was 6.68% at June 30, 1999. As of June 30, 1999, there was $48,000,000 outstanding under this facility and an additional $5,000,000 available for future borrowing. The facility is secured by seventeen of the Company's shopping centers or portions thereof and the due date is July 2000. The Company has an option to extend the facility for an additional year. As a condition of the facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $432,000 as of June 30, 1999.

The Company has a $3.0 million line of credit from Bank Leumi Trust Company of New York which is secured by one property located in Orange, CT. Amounts borrowed under the line bear interest at that bank's reference rate plus 50 basis points, which was 8.25% at June 30, 1999. There was $3,000,000 of outstanding borrowings under this facility as of June 30, 1999 which was repaid in August 1999. The line expires August 31, 1999.

The Company has a $1.0 million unsecured line of credit from First Union National Bank. Amounts borrowed under the line will bear interest at that bank's prime rate. There were no outstanding borrowings under this facility as of June 30, 1999. The facility's expiration date is April 30, 2000.

As of June 30, 1999, aggregate principal payments on all outstanding indebtedness are due, as follows:

    December 31,
    ------------
        1999            $10,335,000
        2000             56,082,000
        2001              5,279,000
        2002              4,354,000
        2003            193,970,000
        Thereafter       88,209,000
                       ------------
                       $358,229,000
                       ------------


4. ACQUISITIONS AND DISPOSITIONS:

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

    For the six months ended June 30, 1998
    --------------------------------------
    Pro forma total revenues                        $38,210,000
    Pro forma net income for common shareholders     $3,206,000
    Pro forma net income per common share                 $0.31

In June 1999, the Company sold one of its free-standing properties located in Tucson, AZ for approximately $864,000 and recorded a net loss on the sale of approximately $68,000.

In July and August 1999, the Company completed the sale of three additional free-standing properties located in Raynham, MA, Roseville, MN, and Minnetonka, MN as well as a 61,000 square foot shopping center in Orange, CT. Total proceeds on the sales were approximately $9,800,000 and the net gain was approximately $350,000. The proceeds of the sales were used to pay down debt obligations and for general corporate purposes, including the continuing program of upgrading and expanding existing properties.


5. DISTRIBUTIONS ON COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST:

On June 2, 1999, the Trustees declared a cash distribution of $0.48 per common share, payable to shareholders of record on June 25, 1999. The distribution of $5,059,000 was paid on July 21, 1999. On June 3, 1998, the Trustees declared a cash distribution of $0.48 per common share, payable to shareholders of record on June 26, 1998. The distribution of $5,015,000 was paid on July 22, 1998.

The Company accrued the quarterly distribution on the Series A-1 Preferred Shares of $166,000 and $159,000 as of June 30, 1999 and 1998, respectively. These distributions were paid on July 1, 1999 and 1998, respectively.

The Company accrued $569,000 and $577,000 of the distribution on the Series B Preferred Shares as of June 30, 1999 and 1998, respectively. The entire distribution of $721,000 was paid on July 20, 1999 and 1998, respectively.

The Company accrued $30,000 of the distribution on the Series C Preferred Shares as of June 30, 1998. The entire distribution of $30,000 was paid on July 31, 1998.

The Company accrued $843,000 and $855,000 of the distribution on the Series D Preferred Shares as of June 30, 1999 and 1998, respectively. The entire distribution of $1,069,000 was paid on July 20, 1999 and 1998, respectively.



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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 the Company had $5,948,000 of cash on hand. In addition to its cash reserve, unused capacity under credit facilities totaled $1,000,000 at June 30, 1999.

As of June 30, 1999, the Company had total mortgages and notes payable of $358,229,000 of which $300,239,000 bears interest at fixed rates ranging from 7.50% to 10.50% per annum. The weighted average annual interest rate of all of the Company's mortgages and notes payable as of June 30, 1999 was 7.74%. As of June 30, 1999, the Company is required to make aggregate principal payments on all of its outstanding borrowings of $10,335,000 in 1999, $56,082,000 in 2000, $5,279,000 in 2001, $4,354,000 in 2002, $193,970,000 in 2003 and $88,209,000 in
2004 and thereafter. One of the mortgages has a balloon payment of approximately $5,000,000 which is due in the fourth quarter of 1999. The Company is in the process of refinancing this mortgage.

In June 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan") at a weighted average annual interest rate of 7.96%, which is inclusive of trustee and servicer fees. The entire principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account was $422,000 as of June 30, 1999. The balance in the Capital and TI Reserve Account was $174,000 as of June 30, 1999.

As of June 30, 1999, the Company has two floating rate mortgages with principal outstanding of $6,990,000. The interest rate on both of the mortgages is equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up the the next highest 1/8 percentage rate. The rates are reset once a year. As of June 30, 1999, the rates of the two mortgages were 6.875% and 7.125% per annum, respectively.

In 1998, the Company doubled its secured first mortgage loan facility from $50 million to up to $100 million from Salomon Brothers Realty Corp. (the "Salomon Facility"). The maturity of the Salomon Facility was extended two years to July 2000, with the Company's option for a one-year extension. As of June 30, 1999, seventeen of the Company's shopping centers or portions thereof secure the mortgage loan facility. Amounts borrowed under the Salomon Facility bear interest at the one-month London Interbank Offering Rate ("LIBOR") plus 175 basis points, which was 6.68% as of June 30, 1999. The Salomon Facility requires that the following covenants be met: consolidated equity will not fall below $150 million; consolidated income available for debt service will not be less than 1.75 to 1.0; and debt to market cap will not be above 70%. The Company is in compliance with these covenants. There was $48,000,000 of outstanding borrowings under this facility as of June 30, 1999. The proceeds of the Salomon Facility were used by the Company for funding property acquisitions, general corporate purposes and capital needs.

The Company obtained a $3.0 million secured line of credit from Bank Leumi Trust Company of New York which expires August 31, 1999. This line is secured by a property in Orange, Connecticut. Amounts borrowed under the line bear interest at that bank's reference rate plus 50 basis points, which was 8.25% as of June 30, 1999. There was $3,000,000 of outstanding borrowings under this facility as of June 30, 1999 which was repaid in August 1999.

The Company obtained a $1.0 million unsecured line of credit from First Union National Bank, N.A. Amounts borrowed under the line will bear interest at the bank's prime rate. The facility expires April 30, 2000 and there were no borrowings outstanding under this facility as of June 30, 1999.

The Company sold four of its free-standing properties located in three states at an auction held in May 1999. The sale of one of the properties closed on June 28, 1999 and the other three closings occurred in the third quarter of 1999. The properties were located in Tucson, AZ, Raynham, MA, Roseville, MN, and Minnetonka, MN. In August 1999, the Company sold a 61,000 square foot community shopping center located in Orange, CT. As a result of the sale of the free-standing property located in Tucson, AZ in June, the Company recorded gross proceeds of $864,000 and a net loss on the sale of approximately $68,000. Total proceeds on the remaining sales in the third quarter were approximately $9,800,000 and the net gain was approximately $350,000. The proceeds of the sales were used to pay down debt obligations and for general corporate purposes, including the continuing program of upgrading and expanding existing properties.

The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations for common shareholders decreased $14,000 or less than 1/2% from $5,156,000 for the second quarter of 1998 to $5,142,000 for the second quarter of 1999, and increased $525,000 or 5% from $10,118,000 for the first six months of 1998 to $10,643,000 for the first six months of 1999.

The Company has several tenants which are operating under Chapter 11 of the United States Bankruptcy Code. Among the tenants are Caldor (three stores representing approximately $2.8 million or 3.9% of the Company's annual revenues). Caldor announced in January 1999 that it was liquidating. Caldor rejected the leases at the Company's Anneslie Shopping Center in Baltimore, Maryland and Bristol Commerce Park in Bristol, Pennsylvania and ceased paying rent. The lease at the Anneslie Shopping Center is guaranteed by The May Department Stores Company. Management is seeking a potential replacement tenant for the Bristol location. The rent lost at this location is approximately $1 million annually, including such reimbursements as real estate taxes and common area maintenance charges. The lease for the store in Hamilton, New Jersey was purchased by Bradlees in April 1999 in a bankruptcy court auction. Bradlees, also a tenant at the Company's Bethlehem Square shopping center, emerged from bankruptcy protection in January 1999 and continues to operate and pay its obligations in accordance with its lease at these locations. Other tenants in the Company's portfolio that continue to pay current rent and operate their stores under Chapter 11 are individually less than 1% and in the aggregate under 2% of the Company's annual revenues. The Company believes that it is adequately reserved for these tenants.

During the six months ended June 30, 1999, the Company invested approximately $6,517,000 in the expansion and improvement of existing shopping center properties. The Company is reviewing its short-term and long-term liquidity planning and requirements, and assessing the options available through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or offer additional equity securities.

Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

The Company has completed a review of its Information Technology ("IT") Systems and non-IT Systems regarding Year 2000 compliance. All phone systems, desktop computer systems and network systems within the Company's offices are believed to be Year 2000 compliant. The company has identified areas of its minicomputer systems that are not Year 2000 compliant. Most affected programs have been fixed and tested successfully or replaced with new programs that are Year 2000 compliant. There are a few remaining programs in the accounting system that will be fixed by the end of the third quarter of 1999. These programs require the same fixes that have successfully applied to other programs and no problems are foreseen with these repairs. There are also programs that sort items by date incorrectly, but these may not be modified because the problems are not harmful to business processes in a material way. These programs will be replaced as a part of an ongoing systems upgrade within the next year. In shopping centers where the Company is responsible for computer controlled systems that are vulnerable to the Year 2000 problem such as HVAC, elevators or alarms, all systems are believed to be compliant. The Company has not performed an exhaustive audit of systems that are designated as the tenant's responsibilty in leases, however all fire alarms were audited. One tenant has been notified of a potential monitoring (not functional) problem with its sprinkler system. All of the Company's tenants have been notified of the issues regarding the Year 2000.

Costs for the review and modifications of IT and non-IT systems have not been separated from ongoing expenses due to their small amounts. No money has been spent outside of normal salaries for both operations (non-IT) and IT personnel and normal operations have not been interrupted. Similarly, no budget has been allocated for future costs due to their minor contribution to ongoing operations.

Tenants of the Company's properties may own or maintain IT and non-IT systems which are not Year 2000 compliant. However, all leases will remain in full effect and tenants will remain liable for all amounts due to the Company after the change to the Year 2000. The Company has not received any notices from tenants regarding systems that are out of compliance.

Vendors of the Company may own or maintain IT and non-IT systems which are not Year 2000 compliant. To the extent that such vendors are unable to render critical services, the Company's operating results and financial condition could be adversely effected. The Company has not received any notices from vendors regarding systems that are out of compliance.

There can be no guarantee that the Company will identify all IT and non-IT systems that may be vulnerable to Year 2000 issues prior to January 1, 2000. To the extent that systems are overlooked or remediation measures are themselves subject to error, the Company may experience loss of normal operation which could adversely effect the Company's operating results and financial condition. In one reasonably likely worst case scenario after January 1, 2000, the Company's internal systems repairs would not perform as planned and accounting data could be rendered incorrect. In this case, we foresee no loss of income but normal operations of the accounting department would be interrupted for up to a month while repairs are performed. In another scenario, a large number of tenants or even a small number of large tenants would be unable to send rent payments to the Company. If the interruption is temporary, the Company believes it has sufficient resources to make any required payments while the problems are resolved. If the tenant's problems are not temporary and the stores are closed permanently, there could be an impact on the Company's income while the stores are re-leased if lease payments are not honored.

Based on current information, the Company does not consider it necessary to develop a formal contingency plan. Ad-hoc contingency plans regarding some of the Company's IT systems are being assembled, and a formal plan will be considered as a part of our ongoing Year 2000 planning.

RESULTS OF OPERATIONS

Net income for common shareholders decreased $751,000, or 42%, from $1,795,000 or $0.17 per common share in the second quarter of 1998 to $1,044,000 or $0.10 per common share in the second quarter of 1999. Net income for common shareholders decreased $907,000, or 26%, from $3,454,000 or $0.33 per common share for the first six months of 1998 to $2,547,000 or $0.24 per common share for the corresponding period in 1999.This decrease was due to a combination of factors as described in further detail below.

Minimum rent increased $1,939,000, or 14%, from $13,705,000 in the second quarter of 1998 to $15,644,000 in the second quarter of 1999 and increased $4,506,000 or 17% from $27,112,000 for the first six months of 1998 to $31,618,000 for the corresponding period in 1999. The increase was primarily due to the additional rents from the acquisition of the additional ten centers in 1998 of approximately $4,368,000, combined with an increase in the minimum rents of approximately $138,000 from the other fifty-seven shopping centers which is net of rents lost of approximately $150,000 for the Caldor store in Bristol.

Percentage rent increased $130,000, or 52%, from $249,000 in the second quarter of 1998 to $379,000 in the second quarter of 1999, and increased $214,000 or 38% from $559,000 for the first six months of 1998 to $773,000 for the corresponding period in 1999. The increase was due to an additional $212,000 of percentage rent being recognized at the nine properties purchased in the third quarter of 1998.

Expense reimbursements increased $410,000, or 14%, from $2,928,000 in the second quarter of 1998 to $3,338,000 in the second quarter of 1999 and increased $1,184,000 or 21% from $5,767,000 for the first six months of 1998 to $6,951,000 for the corresponding period in 1999. The increase was due to the additional revenues recorded from the ten centers purchased in 1998 of approximately $435,000, as well as an increase in the reimbursable expenses incurred in 1999 versus 1998 of which the recovery is accrued by the Company.

Interest expense increased $1,748,000, or 35%, from $5,033,000 in the second quarter of 1998 to $6,781,000 in the second quarter of 1999 and $3,469,000 or 35% from $9,904,000 for the first six months of 1998 to $13,373,000 for the corresponding period in 1999. The increase is primarily due to the interest expense incurred in connection with the additional ten centers acquired in 1998 of approximately $2,442,000 for the six month period. The Company also incurred an additional $1,032,000 of interest expense in 1999 as compared to 1998 as a result of additional borrowings made on the Salomon Facility. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $176,000 and $98,000 for the second quarter of 1998 and 1999, respectively, and $469,000 and $363,000 for the first six months of 1998 and 1999, respectively.

Depreciation and amortization increased $721,000, or 21%, from $3,473,000 in the second quarter of 1998 to $4,194,000 in the second quarter of 1999 and increased $1,436,000 or 21% from $6,923,000 for the first six months of 1998 to $8,359,000 for the corresponding period in 1999. Depreciation expense on buildings and improvements increased approximately $1,008,000 in the first six months of 1999 versus the first six months of 1998 due to the ten additional centers acquired in 1998. The remaining increase in depreciation and amortization was primarily due to the depreciation expense recorded in 1999 for improvements made to the centers subsequent to June 30, 1998.

Real estate taxes increased $453,000, or 29%, from $1,556,000 in the second quarter of 1998 to $2,009,000 in the second quarter of 1999 and increased $602,000 or 18% from $3,360,000 for the first six months of 1998 to $3,962,000 for the corresponding period in 1999. The increase was primarily due to the increase in expense from the additional ten centers acquired in 1998 of $258,000. The increase was offset by the capitalization of real estate taxes on projects under construction and land under development in the amount of $29,000 and $15,000 for the second quarter of 1998 and 1999, respectively, and $77,000 and $45,000 for the first six months of 1998 and 1999, respectively.

Operations and maintenance expenses increased $258,000, or 12%, from $2,200,000 in the second quarter of 1998 to $2,458,000 in the second quarter of 1999 and increased $1,039,000 or 24% from $4,343,000 for the first six months of 1998 to $5,382,000 for the corresponding period in 1999. The Company increased its provision for troubled tenants by approximately $300,000 over the year-end provision. The Company regularly evaluates the allowance for troubled tenants based on known facts and market conditions. The operations and maintenance increase was also attributable to an increase in snow removal costs of approximately $450,000 in 1999. In 1998, the Company experienced lower costs as a result of the mild winter experienced at the Company's centers.

General and administrative expenses increased $41,000, or 5%, from $909,000 in the second quarter of 1998 to $950,000 in the second quarter of 1999 and increased $334,000 or 20% from $1,676,000 for the first six months of 1998 to $2,010,000 for the corresponding period in 1999. The increase is primarily due to an increase in professional fees as well as an increase in salary costs over the prior year.


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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is to changes in interest rates. The Company has $358,229,000 of debt outstanding as of June 30, 1999 of which 84% has been borrowed at fixed rates ranging from 7.00% to 10.50% per annum. As these debt instruments mature, the Company expects to refinance such debt at then existing market interest rates which may be more or less than interest rates on the maturing debt.

The Company has approximately $57,990,000 of variable rate debt as of June 30, 1999. These debt instruments are subject to the change of market interest rates on a short term basis from anywhere from one month to one year.



PART II
OTHER INFORMATION

    Item 1. Legal Proceedings

            None.


    Item 2. Changes in Securities and Use of Proceeds

            None.


    Item 3. Defaults upon Senior Securities

            None.


    Item 4. Submission of Matters to a Vote of Security Holders

            An annual meeting of shareholders was held on June 2, 1999. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected. There were no broker non-votes in connection with such proposal.

            Votes of 9,576,622 shares were cast for the election of Norman M. Kranzdorf as a Trustee; votes of 31,803 shares were withheld.

            Votes of 9,570,373 shares were cast for the election of Bernard J. Korman as a Trustee; votes of 38,052 shares were withheld.

            In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 1999 as set forth in the proxy statement and such appointment was ratified. There were no broker non-votes in connection with such proposal.

            Votes of 9,575,936 shares were cast for the ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants; votes of 17,606 shares were against; and votes of 14,883 shares abstained.


    Item 5. Other Information

            Not Applicable.


    Item 6. Exhibits and Reports on Form 8-K

            None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            KRANZCO REALTY TRUST



Date: August 12, 1999                    /S/ Norman M. Kranzdorf

                           Chief Executive Officer and President



Date: August 12, 1999                        /S/Robert H. Dennis

                           Chief Financial Officer and Treasurer