Form 10-Q
period 1999-09-30
KRANZCO REALTY TRUST
filed 1999-11-15
CIK 889427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

Commission File Number 1-11478

KRANZCO REALTY TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland

(State or Other Jurisdiction of Incorporation or Organization)

23-2691327

(IRS Employer Identification No.)

128 Fayette Street, Conshohocken, Pennsylvania 19428

(Address of Principal Executive Offices) (Zip Code)

(610) 941-9292

Registrant's Telephone Number, Including Area Code

N/A

Former Name, Former Address and Former Fiscal Year, if Changes Since Last Report.

Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes _X__ No _____

As of November 12, 1999, there were 10,562,832 Common Shares of Beneficial Interest, par value $0.01 per share, outstanding.

KRANZCO REALTY TRUST

QUARTERLY REPORT FOR THE PERIOD ENDED

SEPTEMBER 30, 1999

Kranzco Realty Trust and Subsidiaries
Consolidated Balance Sheets
	September 30, 1999	December 31, 1998
	(Unaudited)
ASSETS:

Shopping center properties owned, at cost
Buildings and improvements	$438,989,000	$437,242,000
Land	143,400,000	147,641,000
	582,389,000	584,883,000

Less-accumulated depreciation	70,123,000	59,793,000
Total shopping center properties owned, at cost	512,266,000	525,090,000

Cash and cash equivalents	6,637,000	2,913,000
Restricted cash	2,144,000	1,465,000

Rents and other receivables, net of allowance of $2,395,000 and $2,160,000, September 30, 1999 and December 31,1998	7,222,000	7,573,000
Prepaid expenses	3,743,000	2,237,000
Deferred financing costs, net of accumulated amortization of $1,690,000 and $1,237,000, September 30, 1999 and December 31,1998	1,684,000	2,066,000
Deferred costs, net of accumulated amortization of $1,355,000 and $1,040,000, September 30, 1999 and December 31,1998	2,943,000	2,753,000
Other assets	2,019,000	2,419,000

Total assets	$538,658,000	$546,516,000

LIABILITIES:

Mortgages and notes payable	$353,099,000	$350,141,000
Tenant security deposits	1,486,000	1,453,000
Accounts payable and accrued expenses	3,541,000	3,234,000
Other liabilities	1,034,000	559,000
Distributions payable	5,031,000	6,650,000

Total liabilities	364,191,000	362,037,000

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED SHARES, SERIES C, $0.01 PAR VALUE; 0 AND 44,550 SHARES, SEPTEMBER 30, 1999 AND DECEMBER 31, 1998, RESPECTIVELY	0	445,000

BENEFICIARIES' EQUITY:

Preferred shares of beneficial interest, Series A-1, $0.01 par value; 11,155 shares, September 30, 1999 and December 31, 1998	1,000	1,000
Preferred shares of beneficial interest, Series B-1 and B-2, $0.01 par value; 1,183,27 shares, September 30, 1999 and December 31, 1998	12,000	12,000
Preferred shares of beneficial interest, Series D, $0.01 par value; 1,800,000 shares, September 30, 1999 and December 31, 1998	18,000	18,000

Common shares of beneficial interest, $0.01 par value; authorized 100,000,000 shares; issued and outstanding, 10,560,143 and 10,537,103 as of September 30, 1999 and December 31, 1998, respectively	106,000	105,000
Capital in excess of par value	263,715,000	263,370,000
Cumulative net income available for common shareholders	41,406,000	37,685,000
Cumulative distributions on common shares of beneficial interest	(130,464,000)	(116,914,000)
	174,794,000	184,277,000
Unearned compensation on restricted shares of beneficial interest	(327,000)	(243,000)

Total beneficiaries' equity	174,467,000	184,034,000

Total liabilities and beneficiaries' equity	$538,658,000	$546,516,000

The accompanying notes are an integral part of these financial statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Operations
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	1999	1998	1999	1998
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE:
Minimum rent	$15,358,000	$13,708,000	$46,976,000	$40,820,000
Percentage rent	306,000	151,000	1,079,000	710,000
Expense reimbursements	3,329,000	3,348,000	10,280,000	9,115,000
Interest income	97,000	70,000	263,000	277,000
Other	36,000	19,000	156,000	63,000

Total revenue	19,126,000	17,296,000	58,754,000	50,985,000

EXPENSES:
Interest	$6,928,000	$5,110,000	$20,301,000	$15,014,000
Depreciation and amortization	4,239,000	3,478,000	12,598,000	10,401,000
Real estate taxes	2,023,000	1,839,000	5,985,000	5,199,000
Operations and maintenance	2,454,000	2,318,000	7,836,000	6,661,000
General and administrative	923,000	727,000	2,933,000	2,403,000

Total expenses	16,567,000	13,472,000	49,653,000	39,678,000

INCOME BEFORE GAIN ON SALE OF REAL ESTATE, NET	2,559,000	3,824,000	9,101,000	11,307,000

Gain on sale of real estate, net	603,000	109,000	535,000	109,000

NET INCOME	3,162,000	3,933,000	9,636,000	11,416,000

Preferred share distributions	1,988,000	1,987,000	5,915,000	6,016,000

NET INCOME FOR COMMON SHAREHOLDERS	$1,174,000	$1,946,000	$3,721,000	$5,400,000

Income before gain on sale of real estate per Common Share of Beneficial Interest	$0.05	$0.18	$0.30	$0.51

Gain on sale of real estate per Common Share of Beneficial Interest	$0.06	$0.01	$0.05	$0.01

Basic and Diluted Earnings per Common Share of Beneficial Interest	$0.11	$0.19	$0.35	$0.52

The accompanying notes are an integral part of these financial statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)

Net income	$9,636,000	$11,416,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,598,000	10,401,000
Amortization of unearned compensation on restricted shares of beneficial interest	146,000	111,000
Gain on sale of real estate, net	(535,000)	(109,000)
Changes in assets and liabilities:
(Increase) decrease in-
Rents and other receivables	351,000	(758,000)
Prepaid expenses	(1,506,000)	(1,756,000)
Other assets	292,000	(43,000)
Increase (decrease) in-
Accounts payable and accrued expenses	637,000	(242,000)
Tenant security deposits	33,000	128,000
Other liabilities	475,000	735,000

Net cash provided by operating activities	22,127,000	19,883,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in shopping center properties	(8,347,000)	(95,026,000)
Proceeds from sale of real estate	10,121,000	440,000
Decrease (increase) in other assets	108,000	(166,000)
(Increase) decrease in accrued acquisition costs	(330,000)	642,000
Increase in restricted cash	(679,000)	(325,000)
Increase in deferred costs	(711,000)	(803,000)

Net cash provided by (used in) investing activities	162,000	(95,238,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions paid on common shares of beneficial interest	(15,178,000)	(15,027,000)
Distributions paid on preferred shares of beneficial interest	(5,866,000)	(5,358,000)
Issuance of common shares of beneficial interest, net	76,000	1,631,000
Redemption of redeemable preferred shares	(445,000)	(1,337,000)
Proceeds of mortgages and notes payable	9,500,000	94,901,000
Repayments of mortgages and notes payable	(6,542,000)	(2,839,000)
Decrease in accrued expenses for preferred share offering	0	(473,000)
Increase in deferred financing costs	(110,000)	(626,000)

Net cash (used in) provided by financing activities	(18,565,000)	70,872,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,724,000	(4,483,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,913,000	11,423,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,637,000	$6,940,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of discount on increasing rate preferred shares	$40,000	$56,000

Preferred and common shares issued as part of the purchase price for the acquisition of real estate:
Fair value of assets acquired	$0	$3,665,000
Liabilities assumed	0	3,345,000

Common shares issued	$0	$320,000

The accompanying notes are an integral part of these financial statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the years ended December 31, 1998 and 1997
For the nine months ending September 30, 1999
							Cumulative	Unearned
				Preferred		Cumulative	Distributions	Compensation
	Common		Preferred	Shares of		Net Income	on Common	on Restricted
	Shares of		Shares of	Beneficial	Capital	Available for	Shares of	Shares of
	Beneficial	Par	Beneficial	Interest	In Excess	Common	Beneficial	Beneficial
	Interest	Value	Interest	Par Value	of Par Value	Shareholders	Interest	Interest

BALANCE, JANUARY 1, 1997	10,332,784	$103,000	11,155	$1,000	$187,177,000	$26,754,000	($76,891,000)	($131,000)

Issuance of common shares	82,697	1,000	-	-	1,545,000	-	-	(125,000)
Forfeiture of common shares	(54)	-	-	-	(1,000)	-	-	-
Issuance of preferred shares-Series B-1, B-2	-	-	1,183,331	12,000	29,354,000	-	-	-
Issuance of preferred shares-Series D	-	-	1,800,000	18,000	42,927,000	-	-	-
Accretion of discount on preferred shares of beneficial interest	-	-	-	-	95,000	(95,000)	-	-
Accretion of unearned compensation on restricted shares of beneficial interest	-	-	-	-	-	-	-	101,000
Net income	-	-	-	-	-	10,617,000	-	-
Distributions on preferred shares	-	-	-	-	-	(3,470,000)	-	-
Distributions on common shares of beneficial interest ($1.92 per share)	-	-	-	-	-	-	(19,880,000)	-

BALANCE, DECEMBER 31, 1997	10,415,427	$104,000	2,994,486	$31,000	$261,097,000	$33,806,000	($96,771,000)	($155,000)

Issuance of common shares	122,748	1,000	-	-	2,218,000	-	-	(241,000)
Forfeiture of common shares	(1,072)	-	-	-	(18,000)	-	-	-
Conversion of Series B-1 to common shares	-	-	(54)	-	(1,000)	-	-	-
Accretion of discount on preferred shares of beneficial interest	-	-	-	-	74,000	(74,000)	-	-
Accretion of unearned compensation on restricted shares of beneficial interest	-	-	-	-	-	-	-	153,000
Net income	-	-	-	-	-	11,863,000	-	-
Distributions on preferred shares	-	-	-	-	-	(7,910,000)	-	-
Distributions on common shares of beneficial interest ($1.92 per share)	-	-	-	-	-	-	(20,143,000)	-

BALANCE, DECEMBER 31, 1998	10,537,103	$105,000	2,994,432	$31,000	$263,370,000	$37,685,000	($116,914,000)	($243,000)

Issuance of common shares	23,335	1,000	-	-	311,000	-	-	(230,000)
Forfeiture of common shares	(295)	-	-	-	(6,000)	-	-	-
Accretion of discount on preferred shares of beneficial interest	-	-	-	-	40,000	(40,000)	-	-
Accretion of unearned compensation on restricted shares of beneficial interest	-	-	-	-	-	-	-	146,000
Net income	-	-	-	-	-	9,636,000	-	-
Distributions on preferred shares	-	-	-	-	-	(5,875,000)	-	-
Distributions on common shares of beneficial interest ($1.285 per share)	-	-	-	-	-	-	(13,550,000)	-

BALANCE, SEPTEMBER 30, 1999 (Unaudited)	10,560,143	$106,000	2,994,432	$31,000	$263,715,000	$41,406,000	($130,464,000)	($327,000)

The accompanying notes are an integral part of these financial statements.

ii.

KRANZCO REALTY TRUST AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business and Nature of Operations

Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers and free-standing properties. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of September 30, 1999, the Company owned 62 properties in sixteen Northeastern, Southern and Mid-Atlantic states.

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

Basic EPS is based on the weighted average number of common shares of beneficial interest outstanding. The weighted average number of shares outstanding used in the Basic EPS computations was 10,546,640 and 10,459,132 as of September 30, 1999 and 1998, respectively. The Diluted EPS computations have been adjusted to give effect to common share equivalents; specifically, common share options outstanding. The weighted average number of shares outstanding used in the Diluted EPS computations was 10,546,834 and 10,463,855 as of September 30, 1999 and 1998, respectively. The Company's Series

A-1 and B Preferred Shares and the majority of the Company's stock options were not included in the Diluted EPS calculation because their impact would be anti-dilutive based on current market prices.

Statements of Cash Flows

Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $20,762,000 and $15,544,000 for the nine months ended September 30, 1999 and 1998, respectively.

Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for fiscal years beginning after December 15, 1999. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company does not currently have any derivative instruments or participate in any hedging activities, and accordingly, believes that SFAS 133 will not have an effect on the financial statements.

3. INDEBTEDNESS:

At September 30, 1999 and December 31, 1998, the Company had mortgages and notes payable outstanding of $353,099,000 and $350,141,000, respectively. Interest expense for the nine months ending September 30, 1999 and 1998 in the accompanying statements of operations is shown net of capitalized interest of $458,000 and $640,000, respectively.

In 1996, the Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average annual interest rate of 7.96%, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account as of September 30, 1999 was $460,000. All funds in the Capital and TI Reserve Account may be used by the Company to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $421,000 as of September 30, 1999.

In September 1998, the Company obtained a $65,900,000 fixed rate mortgage from Salomon Brothers Realty Corp. This mortgage is secured by nine properties acquired in September, 1998. The mortgage bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. The outstanding principal balance on the mortgage was approximately $65,354,000 as of September 30, 1999. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of real estate taxes, insurance, tenant improvements and repair reserves. The balance of the tenant improvement and repair reserve account as of September 30, 1999 was $549,000.

In addition, the Company has eleven mortgages outstanding as of September 30, 1999 which were assumed in connection with the acquisition of certain shopping centers. These mortgages have maturity dates ranging from 1999 through 2009. Nine of the eleven mortgages assumed have fixed annual interest rates ranging from 7.50% to 10.50%. The outstanding principal balance on these mortgages at September 30, 1999 was approximately $51,352,000. One of the mortgages currently has a balloon payment of approximately $5,000,000 which is due in the fourth quarter of 1999. The Company is in the process of refinancing the debt. The other two mortgages have interest rates payable at a rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum. The outstanding principal balance on these mortgages at September 30, 1999 was approximately $6,928,000.

In 1998, the Company increased its secured line of credit from Salomon Brothers Realty Corp. to $100 million from $50 million (the "Salomon Facility"). Amounts borrowed under the line bear interest at the one month London Interbank Offering Rate ("LIBOR") plus 175 basis points, which interest rate was 7.12% per annum at September 30, 1999. As of September 30, 1999, there was $47,765,000 outstanding under this facility. The facility is currently secured by fourteen of the Company's shopping centers or portions thereof and the due date is July 2000. The Company has an option to extend the facility for an additional year.

As a condition of the facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $437,000 as of September 30, 1999.

The Company has a $1.0 million unsecured line of credit from First Union National Bank. Amounts borrowed under the line will bear interest at that bank's prime rate. There were no outstanding borrowings under this facility as of September 30, 1999. The facility's expiration date is April 30, 2000.

As of September 30, 1999, aggregate principal payments on all outstanding indebtedness are due, as follows:

December 31,
1999	$5,440,000
2000	55,847,000
2001	5,279,000
2002	4,354,000
2003	193,970,000
Thereafter	88,209,000
$353,099,000

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

For the nine months ended September 30, 1998

Pro forma total revenues $57,768,000

Pro forma net income for common shareholders $5,000,000

Pro forma net income per common share $0.48

In June 1999, the Company sold one of its free-standing properties located in Tucson, AZ for approximately $864,000 and recorded a net loss on the sale of approximately $18,000. In July and August 1999, the Company completed the sale of three additional free-standing properties located in Raynham, MA, Roseville, MN, and Minnetonka, MN as well as a 61,000 square foot shopping center in Orange, CT. Total proceeds on the sales were approximately $9,887,000 and the net gain was approximately $545,000. The proceeds of the sales were used to pay down debt obligations and for general corporate purposes, including the continuing program of upgrading and expanding existing properties. In September 1999, the Company sold a parcel of land at its center in Bainbridge, GA, and recorded a gain of approximately $59,000. The net proceeds from the sale were used to repay debt outstanding on the property. In the third quarter of 1999, the Company finalized the condemnation of a small portion of land at one of their properties by the respective township authority. Gross proceeds were approximately $99,000 and the Company recorded a loss of $51,000 related to the transaction.

5. DISTRIBUTIONS ON COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST:

On September 29, 1999, the Trustees declared a cash distribution of $0.325 per common share, payable to shareholders of record on October 12, 1999. The distribution of $3,432,000 was paid on October 21, 1999. On September 16, 1998, the Trustees declared a cash distribution of $0.48 per common share, payable to shareholders of record on September 28, 1998. The distribution of $5,057,000 was paid on October 21, 1998.

The Company accrued the quarterly distribution on the Series A-1 Preferred Shares of $167,000 and $160,000 as of September 30, 1999 and 1998, respectively. These distributions were paid on October 1, 1999 and 1998, respectively.

The Company accrued $577,000 of the distribution on the Series B Preferred Shares as of September 30, 1999 and 1998, respectively. The entire distribution of $721,000 was paid on October 20, 1999 and 1998, respectively.

The Company accrued $21,000 of the distribution on the Series C Preferred Shares as of September 30, 1998. The entire distribution of $21,000 was paid on October 30, 1998.

The Company accrued $855,000 of the distribution on the Series D Preferred Shares as of September 30, 1999 and 1998, respectively. The entire distribution of $1,069,000 was paid on October 20, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, distributions and acquisitions (including the amount and nature thereof), the use of proceeds of offerings, expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those anticipated in the forward-looking statements. Risks and other factors that might cause such differences, some of which could be material, include, but are not limited to: the burden of the Company's substantial debt obligations; the necessity of future financings to repay the "balloon" payments required at the maturity of certain of the Company's debt obligations; the highly competitive nature of the real estate leasing market; adverse changes in the real estate markets including, among other things, competition with other companies; general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants and lease rents; financial condition and bankruptcy of tenants, including disaffirmance of leases by bankrupt tenants; the availability and terms of debt and equity financing; risks of real estate acquisition, expansion and renovation; lease-up delays; governmental actions and initiatives; environmental/safety requirements; failure of information technology systems to be year 2000 compliant; and other changes and factors listed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under Item 1. Business and from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.

Liquidity and Capital Resources

At September 30, 1999 the Company had $6,637,000 of cash on hand. In addition to its cash reserve, unused capacity under operating credit facilities totaled $1,000,000 at September 30, 1999.

As of September 30, 1999, the Company had total mortgages and notes payable of $353,099,000 of which $298,406,000 bears interest at fixed rates ranging from 7.50% to 10.50% per annum. The weighted average annual interest rate of all of the Company's mortgages and notes payable as of September 30, 1999 was 7.79%. As of September 30, 1999, the Company is required to make aggregate principal payments on all of its outstanding borrowings of $5,439,000 in 1999, $55,847,000 in 2000, $5,279,000 in 2001, $4,354,000 in 2002, $193,970,000 in 2003 and $88,209,000 in 2004 and thereafter. One of the mortgages has a balloon payment of approximately $5,000,000 which is due in the fourth quarter of 1999. The Company is in the process of refinancing this mortgage.

In June 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan") at a weighted average annual interest rate of 7.96%, which is inclusive of trustee and servicer fees. The entire principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account was $460,000 as of September 30, 1999. The balance in the Capital and TI Reserve Account was $421,000 as of September 30, 1999.

As of September 30, 1999, the Company had two floating rate mortgages with principal outstanding of $6,928,000. The interest rate on both of the mortgages is equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up the the next highest 1/8 percentage rate. The rates are reset once a year. As of September 30, 1999, the rates of the two mortgages were 6.875% and 7.125% per annum, respectively.

In 1998, the Company doubled its secured first mortgage loan facility from $50 million to up to $100 million from Salomon Brothers Realty Corp. (the "Salomon Facility"). The maturity of the Salomon Facility was extended two years to July 2000, with the Company's option for a one-year extension. As of September 30, 1999, fourteen of the Company's shopping centers or portions thereof secure the mortgage loan facility. Amounts borrowed under the Salomon Facility bear interest at the one-month London Interbank Offering Rate ("LIBOR") plus 175 basis points, which was 7.12% as of September 30, 1999. The Salomon Facility requires that the following covenants be met: consolidated equity will not fall below $150 million; consolidated income available for debt service will not be less than 1.75 to 1.0; and debt to market cap will not be above 70%. The Company is in compliance with these covenants. There was $47,765,000 of outstanding borrowings under this facility as of September 30, 1999. The proceeds of the Salomon Facility were used by the Company for funding property acquisitions, general corporate purposes and capital needs.

The Company obtained a $1.0 million unsecured line of credit from First Union National Bank, N.A. Amounts borrowed under the line will bear interest at the bank's prime rate. The facility expires April 30, 2000 and there were no borrowings outstanding under this facility as of September 30, 1999.

The Company sold four of its free-standing properties located in three states at an auction held in May 1999. The sale of one of the properties closed in June, 1999, and the other three closings occurred in the third quarter of 1999. The properties were located in Tucson, AZ, Raynham, MA, Roseville, MN, and Minnetonka, MN. In August 1999, the Company sold a 61,000 square foot community shopping center located in Orange, CT. As a result of the sale of the free-standing property located in Tucson, AZ in June, the Company recorded gross proceeds of $864,000 and a net loss on the sale of approximately $18,000. Total proceeds on the remaining sales in the third quarter were approximately $9,887,000 and the net gain was approximately $545,000. The proceeds of the sales were used to pay down debt obligations and for general corporate purposes, including the continuing program of upgrading and expanding existing properties. In September 1999, the Company sold a parcel of land at its center in Bainbridge, GA, and recorded a gain of approximately $59,000. The net proceeds from the sale were used to repay debt outstanding on the property. In the third quarter of 1999, the Company finalized the condemnation of a small portion of land at one of their properties by the respective township authority. Gross proceeds were approximately $99,000 and the Company recorded a loss of $51,000 related to the transaction.

The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as income before depreciation and amortization of real estate assets and significant non-recurring events, less gains on sale of real estate. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations for common shareholders decreased $558,000 or 11% from $5,207,000 for the third quarter of 1998 to $4,649,000 for the third quarter of 1999, and decreased $33,000 or less than 1% from $15,325,000 for the first nine months of 1998 to $15,292,000 for the first nine months of 1999.

The Company has several tenants which are operating under Chapter 11 of the United States Bankruptcy Code. The tenants in the Company's portfolio that continue to pay current rent and operate their stores under Chapter 11 are individually less than 1% and in the aggregate under 3% of the Company's annual revenues. The Company believes that it is adequately reserved for these tenants. Caldor was a former tenant of the Company with three stores representing approximately $2.8 million or 3.9% of the Company's annual revenues. Caldor announced in January 1999 that it was liquidating. Caldor rejected the leases at the Company's Anneslie Shopping Center in Baltimore, Maryland and Bristol Commerce Park in Bristol, Pennsylvania and ceased paying rent. The lease at the Anneslie Shopping Center is guaranteed by The May Department Stores Company. Management has signed a lease with Ames Department Stores, Inc. for the Bristol location in the fourth quarter. The lease for the store in Hamilton, New Jersey was purchased by Bradlees in April 1999 in a bankruptcy court auction. Bradlees, also a tenant at the Company's Bethlehem Square shopping center, emerged from bankruptcy protection in January 1999 and continues to operate and pay its obligations in accordance with its lease at these locations.

During the nine months ended September 30, 1999, the Company invested approximately $8,347,000 in the expansion and improvement of existing shopping center properties. In September 1999, the Company reduced its quarterly distribution on its common shares of beneficial interest from $0.48 per share to $0.325 per share. The funds not paid in distributions will be used by the Company primarily for the development and expansion of its shopping centers. The Company is reviewing its short-term and long-term liquidity planning and requirements, and assessing the options available through net cash flow provided from operations, existing cash, the potential sale of assets, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or offer additional equity securities.

Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

The Company has completed a review of its Information Technology ("IT") Systems and non-IT Systems regarding Year 2000 compliance. All phone systems, desktop computer systems and network systems within the Company’s offices are believed to be Year 2000 compliant. The Company has identified areas of its minicomputer systems that are not Year 2000 compliant. Most affected programs have been fixed and tested successfully or replaced with new programs that are Year 2000 compliant. There are a few remaining programs in the accounting system that will be finished testing and any corrections made by November 30, 1999. These programs required the same upgrading that was successfully applied to other programs and no problems are foreseen with these repairs. In shopping centers where the Company is responsible for computer controlled systems that are vulnerable to the Year 2000 problem such as HVAC, elevators or alarms, all systems are believed to be compliant. The Company has not performed an exhaustive study of systems that are designated as the tenant’s responsibilty in leases, however all fire alarms were evaluated and found to be Year 2000 compliant. One tenant has been notified of a potential monitoring (not functional) problem with its sprinkler system. All of the Company’s tenants have been notified of the issues regarding the Year 2000.

Costs for the review and modifications of IT and non-IT systems have not been separated from ongoing expenses due to their small amounts. No money has been spent outside of normal salaries for both operations (non-IT) and IT personnel and normal operations have not been interrupted. Similarly, no budget has been allocated for future costs relating to Year 2000 issues.

Tenants of the Company’s properties may own or maintain IT and non-IT systems which are not Year 2000 compliant. However, all leases will remain in full effect and tenants will remain liable for all amounts due to the Company after the change to the Year 2000. The Company has not received any notices from tenants regarding systems that are out of compliance.

Vendors of the Company may own or maintain IT and non-IT systems which are not Year 2000 compliant. To the extent that such vendors are unable to render critical services, the Company’s operating results and financial condition could be adversely effected. The Company has not received any notices from vendors regarding systems that are out of compliance.

There can be no guarantee that the Company will identify all IT and non-IT systems that may be vulnerable to Year 2000 issues prior to January 1, 2000. To the extent that systems are overlooked or remediation measures are themselves subject to error, the Company may experience loss of normal operation which could adversely effect the Company’s operating results and financial condition. In one reasonably likely worst case scenario after January 1, 2000, the Company’s internal systems repairs would not perform as planned and accounting data could be rendered incorrect. In this case, we foresee no loss of income but normal operations of the accounting department would be interrupted for up to a month while repairs are performed. In another scenario, a large number of tenants or even a small number of large tenants would be unable to send rent payments to the Company. If the interruption is temporary, the Company believes it has sufficient resources to make any required payments while the problems are resolved. If the tenant’s problems are not temporary and the stores are closed permanently, there could be a materially adverse impact on the Company’s income while the stores are re-leased if lease payments are not made.

Based on current information, the Company does not consider it necessary to develop a formal contingency plan. The Company does not expect any significant interruptions to business operations as a result of its current Year 2000 review.

Results of Operations

Net income for common shareholders decreased $772,000, or 40%, from $1,946,000 or $0.19 per common share in the third quarter of 1998 to $1,174,000 or $0.11 per common share in the third quarter of 1999. Net income for common shareholders decreased $1,679,000, or 31%, from $5,400,000 or $0.52 per common share for the first nine months of 1998 to $3,721,000 or $0.35 per common share for the corresponding period in 1999.This decrease was due to a combination of factors as described in further detail below.

Minimum rent increased $1,650,000, or 12%, from $13,708,000 in the third quarter of 1998 to $15,358,000 in the third quarter of 1999 and increased $6,156,000 or 15% from $40,820,000 for the first nine months of 1998 to $46,976,000 for the corresponding period in 1999. The increase was primarily due to the additional rents from the acquisition of the additional ten centers in 1998 of approximately $6,247,000, combined with an increase in the minimum rents of approximately $139,000 from the Company's existing shopping centers and net of rents lost of approximately $230,000 for centers sold in 1998 and 1999.

Percentage rent increased $155,000, or 103%, from $151,000 in the third quarter of 1998 to $306,000 in the third quarter of 1999, and increased $369,000 or 52% from $710,000 for the first nine months of 1998 to $1,079,000 for the corresponding period in 1999. The increase was primarily due to an additional $273,000 of percentage rent being recognized at the nine properties purchased in the third quarter of 1998.

Expense reimbursements decreased $19,000, or less than 1%, from $3,348,000 in the third quarter of 1998 to $3,329,000 in the third quarter of 1999 and increased $1,165,000 or 13% from $9,115,000 for the first nine months of 1998 to $10,280,000 for the corresponding period in 1999. The increase was due to the additional revenues recorded from the ten centers purchased in 1998 of approximately $670,000, as well as an increase in the recovery of reimbursable expenses incurred in 1999 versus 1998.

Interest expense increased $1,818,000, or 36%, from $5,110,000 in the third quarter of 1998 to $6,928,000 in the third quarter of 1999 and $5,287,000 or 35% from $15,014,000 for the first nine months of 1998 to $20,301,000 for the corresponding period in 1999. The increase is primarily due to the interest expense incurred in connection with the additional ten centers acquired in 1998 of approximately $3,538,000 for the nine month period. The Company also incurred an additional $1,580,000 of interest expense in 1999 as compared to 1998 as a result of additional borrowings made on the Salomon Facility. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $171,000 and $95,000 for the third quarter of 1998 and 1999, respectively, and $640,000 and $458,000 for the first nine months of 1998 and 1999, respectively.

Depreciation and amortization increased $761,000, or 22%, from $3,478,000 in the third quarter of 1998 to $4,239,000 in the third quarter of 1999 and increased $2,197,000 or 21% from $10,401,000 for the first nine months of 1998 to $12,598,000 for the corresponding period in 1999. Depreciation expense on buildings and improvements increased approximately $1,514,000 in the first nine months of 1999 versus the first nine months of 1998 due to the ten additional centers acquired in 1998. The remaining increase in depreciation and amortization was primarily due to the depreciation expense recorded in 1999 for improvements made to the centers subsequent to September 30, 1998.

Real estate taxes increased $184,000, or 10%, from $1,839,000 in the third quarter of 1998 to $2,023,000 in the third quarter of 1999 and increased $786,000 or 15% from $5,199,000 for the first nine months of 1998 to $5,985,000 for the corresponding period in 1999. The increase was primarily due to the increase in expense from the additional ten centers acquired in 1998 of $355,000. The increase was offset by the capitalization of real estate taxes on projects under construction and land under development in the amount of $27,000 and $16,000 for the third quarter of 1998 and 1999, respectively, and $104,000 and $61,000 for the first nine months of 1998 and 1999, respectively.

Operations and maintenance expenses increased $136,000, or 6%, from $2,318,000 in the third quarter of 1998 to $2,454,000 in the third quarter of 1999 and increased $1,175,000 or 18% from $6,661,000 for the first nine months of 1998 to $7,836,000 for the corresponding period in 1999. The Company increased its provision for troubled tenants by approximately $235,000 over the year-end provision. The Company regularly evaluates the allowance for troubled tenants based on known facts and market conditions. The operations and maintenance increase was also attributable to an increase in snow removal costs of approximately $473,000 in 1999. In 1998, the Company experienced lower costs as a result of the mild winter experienced at the Company's centers.

General and administrative expenses increased $196,000, or 27%, from $727,000 in the third quarter of 1998 to $923,000 in the third quarter of 1999 and increased $530,000 or 22% from $2,403,000 for the first nine months of 1998 to $2,933,000 for the corresponding period in 1999. The increase is primarily due to an increase in professional fees as well as an increase in salary costs over the prior year.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company's primary exposure to market risk is to changes in interest rates. The Company has $353,098,000 of debt outstanding as of September 30, 1999 of which 85% has been borrowed at fixed rates ranging from 7.00% to 10.50% per annum. As these debt instruments mature, the Company expects to refinance such debt at then existing market interest rates which may be more or less than interest rates on the maturing debt.

The Company has approximately $54,693,000 of variable rate debt as of September 30, 1999. These debt instruments are subject to the change of market interest rates on a short term basis from anywhere from one month to one year.

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

KRANZCO REALTY TRUST

Date: November 12, 1999

/S/ Norman M. Kranzdorf

Chief Executive Officer and President

Date:November 12, 1999

/S/Robert H. Dennis

Chief Financial Officer and Treasurer