Form 10-K
period 1999-12-31
KRANZCO REALTY TRUST
filed 2000-03-22
CIK 889427

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999 OR

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $94 million based on the closing price on the New York Stock Exchange for such stock on March 17, 2000.

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 10,566,746 as of March 17, 2000.

TABLE OF CONTENTS

Form 10-K
Item No.	Report Page

PART I

1	Business	3
2	Properties	7
3	Legal Proceedings	9
4	Submission of Matters to a Vote of Security Holders	9

PART II

5	Market for the Registrant's Common Equity and Related Shareholder Matters	9
6	Selected Financial Data	11
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
7A.	Quantitative and Qualitative Disclosures About Market Risk	16
8	Financial Statements and Supplementary Data	17
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	17

PART III

10	Directors and Executive Officers of the Registrant	17
11	Trustees' and Executive Officer Compensation	19
12	Security Ownership of Certain Beneficial Owners and Management	23
13	Certain Relationships and Related Transactions	24

PART IV

14	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	25

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

(b) Developments During the 1999 Fiscal Year

In December 1999, the Company signed a definitive agreement and plan of reorganization and merger to merge operations with CV Reit, Inc. ("CV") to create a new community shopping center umbrella partnership real estate investment trust ("UPREIT") to be called Kramont Realty Trust. Terms of the merger call for shareholders of CV and Kranzco to each receive one common share of beneficial interest in Kramont Realty Trust for each outstanding common share of CV and Kranzco on a tax-free basis. The merger agreement is subject to approval by shareholders of both companies and other customary conditions. Kramont Realty Trust will consist of 84 properties encompassing approximately 11 million square feet in 16 states with an asset base valued by the Company of approximately $800 million. The merger agreement anticipates that the initial cash distributions of Kramont will be at an annual rate of $1.30 per common share which is equal to the current annual payout rate to the Company's shareholders. The Company anticipates the transaction being completed in the second quarter of 2000.

In June 1999, the Company sold one of its free-standing properties located in Tucson, AZ for approximately $864,000 and recorded a net loss on the sale of approximately $18,000. In July and August 1999, the Company completed the sale of three additional free-standing properties located in Raynham, MA, Roseville, MN, and Minnetonka, MN as well as a 61,000 square foot shopping center in Orange, CT. Total proceeds on the sales were approximately $9,887,000 and the net gain was approximately $545,000. The proceeds of the sales were used to pay down debt obligations and for general corporate purposes, including the continuing program of upgrading and expanding existing properties. In September 1999, the Company sold a parcel of land at its center in Bainbridge, GA, and recorded a gain of approximately $59,000. The net proceeds from the sale of approximately $235,000 was used to repay debt outstanding on the property. In the third quarter of 1999, the Company finalized the condemnation of a small portion of land at one of its properties by the respective township authority. Gross proceeds were approximately $99,000 and the Company recorded a loss of $51,000 related to the transaction.

During 1999, the Company had two anchor tenants, Bradlees and Caldor, which were in bankruptcy under Chapter 11 of the bankruptcy code. In general, in a Chapter 11 proceeding, the tenant is required to pay the full rental to the landlord for the store on a current basis unless the lease is disaffirmed. In January 1999, Bradlees announced that they emerged from Chapter 11. The Bradlees store is located in Bethlehem, Pennsylvania and is approximately 85,899 square feet. This store is open and operating with rental obligations being paid on a timely basis in accordance with the lease. In January 1999, Caldor announced that it would discontinue operations and close all stores during 1999. Caldor was a tenant of the Company with three stores representing approximately $2.8 million or 3.6% of the Company's annual revenues. The Caldor stores were located in Towson, Maryland, Bristol, Pennsylvania and Hamilton Township, New Jersey and were approximately 94,600, 113,160 and 119,935 square feet, respectively. The Towson lease is guaranteed by The May Department Stores Company. The lease for the store in Hamilton, New Jersey was purchased by Bradlees in April 1999 in a bankruptcy court auction. Management has signed a lease with Ames Department Stores, Inc. for approximately 71,550 square feet of the Bristol location in the fourth quarter. The store is expected to be open by the end of the first quarter in 2000. The Company has several other tenants currently operating under Chapter 11 of the Bankruptcy Code. These tenants continue to pay rent to the Company, have not rejected their leases and, in the aggregate, will pay approximately 1.4% of the Company's annual revenues.

(c) Financial Information About Industry Segments

The Company is in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of neighborhood and community shopping centers and free-standing properties. The Company internally evaluates all properties as one segment and accordingly does not report segment information. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

(d) Narrative Description of Business

General At March 17, 2000, the Company owned and operated 62 neighborhood and community shopping centers and free-standing properties (the "Properties") aggregating approximately 9.0 million square feet of GLA located in Connecticut, Georgia, Florida, Kentucky, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia.

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

Financing Strategies The Company intends to maintain a conservative ratio of debt to estimated value of the Company's real estate assets (as determined by the Trustees, taking into consideration the tenants in occupancy, gross rental revenues, geographic location and other factors affecting the value of the Company's properties) ("Debt Ratio") of generally not more than 50%, depending on current market conditions. At December 31, 1999, the Company had a Debt Ratio of approximately 59% and a ratio of debt to total market capitalization, based upon the closing price of the Company's stock on the New York Stock Exchange as of December 31, 1999, of approximately 70%. The Company intends to finance acquisitions with the most appropriate sources of capital, as determined by the Trustees, which may include available cash flows from operations, the issuance of equity securities, the sale of investments and, within the debt guidelines described above, bank and other institutional borrowings and the issuance of debt securities. Future borrowings by the Company for acquisitions may be either on a secured or unsecured basis. In this regard, the Company has obtained several credit facilities as described below.

The Company has a $1.0 million unsecured credit facility from First Union National Bank (the "First Union Facility"). Amounts borrowed under the line of credit bear interest at the bank's prime rate, which was 8.5% at December 31, 1999. As of December 31, 1999, there was $750,000 of outstanding borrowings under the First Union Facility. The facility's expiration date is April 30, 2000.

In 1998, the Company increased its secured line of credit from Salomon Brothers Realty Corp. to $100 million from $50 million (the "Salomon Facility"). Fifteen of the Company's shopping centers or portions thereof secure the Salomon Facility. Amounts borrowed under the Salomon Facility will bear interest at a rate equal to the one month London Interbank Offering Rate ("LIBOR") plus a spread of 175 basis points, which was 8.23% as of December 31, 1999. The term of the Salomon Facility was extended to July 2000, with an option for a one year renewal. As of December 31, 1999, the Company had $47,765,000 of outstanding borrowings under this facility.

The Company has three balloon payments on debt obligations due in 2000. Two mortgages totalling $11 million collateralized by two properties are due in the fourth quarter of 2000. The Company intends to refinance the mortgages on these properties. The Salomon Facility, due in July 2000, will be extended at the Company's option, subject to meeting certain requirements of the Salomon Facility documents, if the proposed merger with CV Reit, Inc. is not consummated at that time.

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

Employees As of December 31, 1999, the Company had approximately 60 full and part-time employees. None of the Company's employees are subject to a collective bargaining agreement and the Company has experienced no labor-related work stoppages. The Company considers its relations with its personnel to be good.

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

Item 2. Properties

Shopping Center Properties The Company owns and operates 62 neighborhood and community shopping centers and free-standing properties located in Connecticut, Georgia, Florida, Kentucky, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia. The Properties were designed to attract local area customers and are typically anchored by a supermarket, discount department store or drugstore, and are diversified in size, ranging from 387,000 square feet of gross leasable area to only 17,000 square feet of gross leasable area. Typical tenants are Wal-Mart (at 11 Properties), Kmart (8), A & P SuperFresh Supermarkets (2), Pathmark Supermarkets (5), Stop & Shop (4), The Sports Authority (2), Food Lion (5), Ames (2), Kroger (3), Home Depot (1), Fashion Bug (15), Marshalls/TJ Maxx (4), Cato (14), Eckerd Drug (6), Drug Emporium (3), Toys "R" Us (1) and Kids "R" Us (3). At 36 of the Properties, free-standing restaurants, retail stores or banks, such as McDonalds, Ponderosa, Pizza Hut, First Union National Bank, Auto Zone, Tire America and Somerset Tire Service, are businesses located on Out-Parcels. Three of the Properties are community malls of 288,000 square feet, 262,000 square feet and 177,000 square feet, respectively. One is anchored by Kmart and Ames Department Stores while another is anchored by Kids "R" Us, The Sports Authority, Circuit City, National Wholesale Liquidators and TJ Maxx. The third is anchored by Ames Department Stores. Thirteen of the Properties contain additional land for expansion of existing stores and thirty one of the Properties have Out-Parcels available for development of free-standing buildings for use as restaurants, banks, auto centers, cinemas and other operations.

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

A substantial portion of the income from the Properties consists of rent received under long-term leases. Most of the leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping center. Certain of the major tenant leases provide that the landlord is obligated to pay certain of these expenses above or below specific levels. Except for Wal-Mart, Pathmark Supermarkets, Kmart and Stop & Shop, which represented approximately 7%, 4%, 4% and 3%, respectively, no tenant represented more than 3% of the aggregate minimum rent of the Properties as of December 31, 1999. Minimum rent revenues and operating expense reimbursements accounted for approximately 97% of the total revenues of the Company for the year ended December 31, 1999. A majority of the leases associated with the Properties also provide for the payment of percentage rent calculated as a percentage of a tenant's gross sales above predetermined thresholds. Percentage rent accounted for appoximately 2% of the total revenues of the Company for the year ended December 31, 1999.

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

As of March 1, 2000, the occupancy rate for the Properties was approximately 91%. The property table set forth below gives more specific information with respect to each of the Properties as of March 1, 2000.

Shopping Center Property	Location of Shopping Center	Year Developed or Acquired	Ownership Interest/(expiration)	Land Area (acres)	Gross Leasable Area (Sq. Ft.)	Percent Leased (1)	Anchor Tenants (lease expiration/option expiration)
Connecticut
Groton Square	Groton	1987	Fee	17.74	194,015	100.00%	Stop & Shop (2007/2027), Stop & Shop (2007/2025) (1)
Manchester Kmart Plaza	Manchester	1994	Fee	21.06	183,376	100.00%	Kmart(2002/2022), Stop & Shop(2018/2058), Pep Boys (2016/2036)
Milford	Milford	1966	Leasehold (2020)	3.00	25,200	100.00%	Xpect Discount Drug (2004/2009)
Orange	Orange	1967	Leasehold (2006)	3.43	27,000	0.00%
Parkway Plaza I	Hamden	1982	Fee	6.55	72,530	93.55%	Pathmark (2007/2037) (1)
Parkway Plaza II	Hamden	1985	Fee	8.00	131,100	53.72%	Kids R Us (2006/2026), Pathmark (2005/2035)(1)
Stratford Square	Stratford	1984	Fee	19.58	160,176	86.45%	Pathmark (2009/2039) (1), Marshalls (2005/2010)
Florida
Village Oaks	Pensacola	1998	Fee	15.74	171,653	100.00%	Wal Mart (2008/2038), Haverty Furniture Company (2003/2018)
Georgia
Bainbridge Town Center	Bainbridge	1997	Fee	19.86	143,729	98.89%	Kmart(2015/2065), Food Lion(2010/2030)
Douglasville Crossing	Douglasville	1998	Fee	35.67	267,800	97.11%	Wal Mart (2010/2040) (1),Cub Foods Inc. (2010/2035), Rhodes
							Furniture (2000/2010)
Holcomb Bridge	Roswell	1997	Fee	11.27	105,420	97.56%	Cub Foods Inc. (2008/2033), Georgetown Interiors (2003/2008)
Northpark	Macon	1997	Fee	19.04	195,355	97.93%	Kroger(2008/2028),Kmart(2013/2063)
Park Plaza	Douglasville	1997	Fee	8.30	46,495	86.34%	Kroger(not owned by the Company)
Snellville Oaks	Snellville	1998	Fee	36.37	220,885	94.86%	Wal Mart(2011/2041), Georgia State Theatres (2015/2025), Food Lion
							(2011/2031)
Summerville Wal Mart Center	Summerville	1998	Fee	9.07	67,809	100.00%	Wal Mart(2004/2034)
Tifton Corners	Tifton	1998	Fee	20.03	186,629	97.86%	Wal Mart(2011/2041), Bruno's (2010/2025)
Tower Plaza	Carrollton	1997	Fee	10.20	87,990	92.69%	Bruno's (2007/2027)
Vidalia Wal Mart Center	Vidalia	1998	Fee	7.42	93,696	100.00%	Wal Mart(2005/2035)
Village at Mableton	Mableton	1997	Fee	23.30	239,474	95.18%	Kmart(2014/2064), Cub Foods (2009/2029), CVS (2004/2019) (1)
Kentucky
Harrodsburg Marketplace	Harrodsburg	1997	Fee	7.00	60,048	94.00%	Kroger(2007/2027)
Maryland
Anneslie	Baltimore	1993	Fee	9.26	135,744	96.34%
Campus Village	College Park	1995	Fee	1.89	25,529	93.48%
Coral Hills	Coral Hills	1995	Fee	7.00	86,050	90.27%	Shoppers Food Warehouse (2004/2029)
Fox Run	Prince Frederick	1994	Fee	40.87	293,492	98.32%	Kmart(2016/2066), Giant Foods (2021/2051), Peebles (2012/2032)
Hillcrest Plaza	Frederick	1995	Fee	12.00	109,526	53.90%
Michigan
Builder's Square	Flint	1997	Fee	8.20	80,000	100.00%	Builder's Square(2006/2026)(1)
Musicland	Livonia	1997	Fee	8.83	80,000	100.00%	Media Play(2007/2027)
Mississippi
Brookway Village	Brookhaven	1997	Fee	6.00	47,587	29.84%
Towne Square	Columbus	1997	Fee	9.77	116,358	45.10%	Jitney Jungle(2003/2003)
New Jersey
Collegetown	Glassboro	1989	Fee	23.00	250,234	96.41%	Kmart (2001/2021), Acme (2004/2044)
Hillcrest Mall	Phillipsburg	1985	Fee	18.00	220,985	63.73%	Staples(2010/2025), Warren Hospital (2008/2018), Consolidated Stores, Inc.
							(2004/2019)
Suburban Plaza	Hamilton	1994	Fee	23.15	244,718	98.61%	Bradlee's Stores, Inc. (2013/2033), Shop Rite (2002/2017)
New York
A & P Mamaroneck	Mamaroneck	1976	Fee	2.17	24,978	100.00%	A & P (2006/2016)
The Mall at Cross County	Yonkers	1986	Fee	10.07	262,256	98.12%	National Wholesale Liquidators (2012/2032),T.J. Maxx (2004/2014)
							The Sports Authority (2010/2025), Circuit City(2018/2038)
Highridge	Yonkers	1977	Fee	8.90	88,501	100.00%	Pathmark (2003/2027)
North Ridge	New Rochelle	1971	Fee	2.80	42,198	97.47%	Harmon Cosmetics(2007/2017), NRHMC(2011/2016)
Port Washington	Port Washington	1968	Leasehold (2067)	1.00	19,600	100.00%	North Shore Farms (2003/2033)
Village Square	Larchmont	1981	Fee	0.93	17,028	94.71%	Trader Joe's (2009/2024)

North Carolina
Cary Plaza	Cary	1997	Fee	8.32	60,702	95.39%	Food Lion(2010/2030)
Magnolia Plaza	Morganton	1997	Fee	17.14	104,539	72.85%	Ingles Supermarket(2007/2062)

Ohio
Pickaway Crossing	Circleville	1999	Fee	13.48	127,130	100.00%	Wal Mart (2009/2039)

Pennsylvania
69th Street Plaza	Upper Darby	1994	Fee	2.96	42,500	100.00%	Drug Emporium (2003/2006)
Barn Plaza	Doylestown	1987	Fee	35.00	210,782	95.68%	Acme (2007/2037), Marshalls (2004/2019), Regal Cinemas, Inc.(2018/2026)
Bensalem Square	Bensalem	1983	Fee	16.38	72,558	100.00%	Pathmark (2009/2039)
Bethlehem Square	Bethlehem	1987	Fee	48.00	386,820	100.00%	Bradlees (2007/2025),TJ Maxx (2006/2021), Home Depot (2010/2040)
							Shop Rite (2010/2030)
Bradford Mall	Bradford	1990	Fee (2)	30.00	287,975	98.96%	Kmart (2004/2049), Consolidated Stores(2002/2012), Ames (2008/2026)
Bristol Commerce Park	Bristol	1992	Fee	50.00	273,119	97.92%	Superfresh (2008/2038), Ames
Franklin Center	Chambersburg	1997	Fee	25.02	174,892	94.11%	Food Lion(2010/2030), Big Lots(2001/2011),Lowe's (2010/2018) (1)
MacArthur Road	Whitehall	1993	Fee	4.74	50,856	100.00%	Oak Works (2007/2017), Frank's Nursery (2002/2032)
Park Hills Plaza	Altoona	1985	Fee	24.00	279,858	97.15%	Weis Market (2022/2037), Dunham's Sporting Goods(2005/2015),
							Toys R Us (2015/2035), Staples (2010/2019), Superpetz (2005/2015)
Pilgrim Gardens	Drexel Hill	1986	Fee	5.00	83,358	100.00%	Loehmann's (2003/2013), QVC Network, Inc. (2000/2000)
Street Road	Bensalem	1993	Fee	10.35	68,031	100.00%	Drug Emporium (2002/2008), Frank's Nursery (2007/2022)
Valley Fair	Tredyffrin	1993	Fee	11.14	112,336	40.36%
Valley Forge Mall	Phoenixville	1985	Fee	18.00	177,379	87.11%	Eckerd Drug (2000/2010), Ames ( 2017/2025), French Creek Outfitters, Inc. (2005/2020)
Whitehall Square	Whitehall	1986	Fee	30.44	298,023	93.25%	Stop & Shop (2006/2024), Phar Mor (2001/2016), Today's Man (2002/2007),
							The Sports Authority (2006/2036), Kids R Us (2007/2027) (1)
Rhode Island
Wampanoag Plaza	East Providence	1989	Fee	18.00	242,162	82.49%	Rx Drug (2001/2016), Cherry&Webb(2005/2005),
							Marshalls (2006/2006), Savers/TVI, Inc.(2010/2025)
South Carolina
East Main Centre	Spartanburg	1997	Fee	23.06	171,595	100.00%	Wal Mart(2009/2039), Goody's(2001/2007)
Park Centre	Columbia	1997	Fee	20.64	190,705	100.00%	Wal Mart(2009/2039), Harris Teeter(2012/2027)

Tennessee
Meeting Square	Jefferson City	1998	Fee	9.43	92,968	100.00%	Wal Mart(2009/2039), Food Lion (2009/2039) (1)

Virginia
Culpeper Town Mall	Culpeper	1995	Fee	27.48	132,881	89.51%	Central Tractor(2005/2010), Schewel Furniture (2001/2006), Food Lion
							(2019/2039)
Marumsco-Jefferson Plz.	Woodbridge	1995	Fee	36.00	329,305	68.51%	Giant Food Store(2004/2024),Peebles (2004/2010), Consolidated Stores Inc.
							(2002/2012)
Statler Crossing	Staunton	1998	Fee	21.04	166,944	97.12%	Wal Mart (2009/2039), Rack 'N Sack (2013/2028) (1)

	Total			1,002.07	8,962,582	91.27%

Footnotes:
(1) Includes space for which rent is being paid but which is not presently occupied.
(2) 84,692 square feet gross leasable area is subject to a ground lease which expires in 2004.

Corporate Headquarters The Company leases from Norman M. Kranzdorf, its President and Chief Executive Officer, a three-story building containing approximately 20,000 gross square feet located at 128 Fayette Street, Conshohocken, Pennsylvania 19428, which serves as the Company's headquarters. This lease was extended to January 14, 2004 and provides that the Company will pay a rental of $153,720 per annum. The lease also requires the Company to pay for all real estate taxes, utilities, repairs and other costs and expenses in connection with the use and occupancy of the building.

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

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters

(a) Market Information

The Shares have been listed on the New York Stock Exchange ("NYSE") since November 19, 1992 under the symbol "KRT." On March 17, 2000, the last reported sale price of the Shares on the NYSE was $8.875 per share. The following table shows the high and low sales price for the Shares for the fiscal periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Common Share paid by the Company with respect to each such period.

1999	High	Low	Distributions
First Quarter	$15.19	$11.50	$0.48
Second Quarter	$14.56	$11.50	$0.48
Third Quarter	$13.50	$9.25	$0.33
Fourth Quarter	$10.31	$7.50	$0.33

1998	High	Low	Distributions
First Quarter	$19.75	$17.38	$0.48
Second Quarter	$18.69	$17.50	$0.48
Third Quarter	$19.00	$15.00	$0.48
Fourth Quarter	$16.44	$13.38	$0.48

(b) Holders

The approximate number of holders of record of the Shares was 1,240 as of March 17, 2000.

(c) Recent Sales of Unregistered Securities

On April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000, Shares were issued to the non-employee trustees of the Company (the "Trustee Shares"). Trustee Shares issued to Dr. Peter Linneman, Mr. Bernard Korman, Mr. Gerald Finn and Mr. E. Donald Shapiro totalled 2,836, 2,688, 2,666 and 2,836, respectively, for the above periods. The Trustee Shares were issued to such individuals in lieu of (i) their annual trustee fee of $18,000, and (ii) a fee of $1,500 for each regular Board meeting attended. The Trustee Shares were valued based on the closing price of the Shares on the New York Stock Exchange on the last business day of the fiscal quarter preceding the date of grant. No underwriter was used in connection with the issuance of the Trustee Shares. For the fiscal year 1999, the non-employee trustees received an aggregate of 11,026 Shares having an aggregate value of $117,000 at the respective dates of grant.

On July 1, 1999, the Company issued 17,131 restricted Shares (the "Employee Shares") to certain employees. The Employee Shares were valued based on a per share price of $13.44 and were issued as bonuses for performance. The Employee Shares vest over periods from one to three years from the date of issuance, although employees are immediately entitled to the distributions from the date of grant. No underwriter was used in connection with the issuance of the Employee Shares.

The issuance of the Trustee Shares and the Employee Shares were exempt from registration under the Securities Act of 1993, as amended (the "Act"), as transactions by an issuer not involving any public offering in accordance with Section 4(2) of the Act.

(d) Distributions

The Company declared distributions to common shareholders aggregating $1.61 per Share during the fiscal year ended December 31, 1999. The fourth quarter distribution of $0.325 per common share which was declared on December 14, 1999 and paid in January 2000 is reportable in the year 2000. Of the remaining distribution, it was determined that $0.3356 per share is a return of capital, $0.0709 per share is unrecaptured section 1250 gain, $0.009 per share is 20% gain and $0.8695 per share is ordinary income for 1999.

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

KRANZCO REALTY TRUST

Year Ended December 31--

	1999	1998	1997	1996	1995
(In thousands except share and per share data)
OPERATING DATA:
Revenue
Minimum rent	$62,087	$56,823	$47,579	$41,665	$40,259
Percentage rent	1,335	1,233	1,163	1,042	1,044
Expense reimbursements	13,820	12,800	11,165	11,732	10,988
Interest income	340	335	278	624	902
Other income	520	151	127	117	277
Total revenue	78,102	71,342	60,312	55,180	53,470
Operating expenses, exclusive of interest, depreciation and amortization	22,343	23,242	17,807	18,382	16,482
Interest expense	27,236	21,764	18,887	17,069	16,208
Depreciation and amortization	16,863	14,582	12,534	11,194	10,903

Income before gain (loss) on sale of real estate and extraordinary items	11,660	11,754	11,084	8,535	9,877
Gain (loss) on sale of real estate	535	109	0	(63)	0
Extraordinary loss on early extinguishment of debt/debt refinancing	0	0	(467)	(11,052	0
Net income (loss)	12,195	11,863	10,617	(2,580)	9,877
Preferred share distributions	7,903	7,984	3,565	695	485
Net income (loss) for common shareholders	$4,292	$3,879	$7,052	($3,275)	$9,392
Basic earnings (loss) per common share	$0.41	$0.37	$0.68	($0.32)	$0.91
Diluted earnings (loss) per common share	$0.41	$0.37	$0.68	($0.32)	$0.91
Distributions per common share	$1.61	$1.92	$1.92	$1.92	$1.92
Weighted average number of Common Shares outstanding	10,550,729	10,478,793	10,341,958	10,327,795	10,319,464

BALANCE SHEET DATA:
Real estate, before accumulated depreciation	$584,261	$584,883	$484,741	$370,491	$368,073
Total assets	$535,625	$546,516	$466,220	$359,157	$372,983
Total debt	$353,208	$350,141	$255,124	$212,590	$204,247
Series C Redeemable Preferred Shares	$0	$445	$2,228	$0	$0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1999 the Company had $5,020,000 of cash on hand. In addition to its cash reserve, unused capacity under credit facilities totaled $250,000 at year end.

As of December 31, 1999 the Company had total mortgages and notes payable of $353,208,000 of which $293,027,000 bear interest at fixed rates ranging from 7.00% to 9.375%. The weighted average interest rate of all of the Company's mortgages and notes payable as of December 31, 1999 was 7.92%. As of December 31, 1999, the Company is required to make aggregate principal payments on all of its outstanding indebtedness of $61,409,000 in 2000, $5,294,000 in 2001, $4,371,000 in 2002, $193,895,000 in 2003, $15,497,000 in 2004 and $72,742,000 thereafter. The Company has three balloon payments on debt obligations due in 2000. Two mortgages totalling $11 million collateralized by two properties are due in the fourth quarter of 2000. The Company intends to refinance the mortgages on these properties. The Salomon Facility, due in July 2000, will be extended at the Company's option, subject to meeting certain requirements of the Salomon Facility documents, if the proposed merger with CV Reit, Inc. is not consummated at that time.

In June 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The entire principal balance of the Mortgage Loan is due in June 2003. The Mortgage Loan is secured by twenty-seven of the Company's properties (the "Mortgaged Properties"). As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account was $498,000 as of December 31, 1999. All funds in the Capital and TI Reserve Account may be used on a current basis to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $1,000 as of December 31, 1999.

In 1998, the Company partially funded the purchase of nine shopping center properties through a 10-year 7% fixed rate $65,900,000 mortgage with Salomon Brothers Realty Corp. As of December 31, 1999, the outstanding principal balance on this mortgage was $65,194,000.

As of December 31, 1999, the Company has three floating rate mortgages with principal outstanding of $11,666,000. The interest rate on two of the mortgages is equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. The rates are reset once a year. As of December 31, 1999, the rates of these two mortgages were 6.875% and 7.125%. The Company refinanced a $4,800,000 mortgage in the fourth quarter of 1999. This mortgage has an interest rate payable of London Interbank Offering Rate ("LIBOR") plus 250 basis points, which was 8.59% as of December 31, 1999, and is due in December 2000.

The Company has a $1.0 million unsecured line of credit from First Union National Bank. Amounts borrowed under the line will bear interest at the bank's prime rate, which was 8.50% at December 31, 1999. The facility has been extended through April 30, 2000, and there was $750,000 of borrowings outstanding under this facility as of December 31, 1999.

In 1997, the Company obtained a secured first mortgage loan facility of up to $50 million from Salomon Brothers Realty Corp. (the "Salomon Facility"). In 1998, the Company doubled this Salomon Facility to $100 million from $50 million. The maturity of the Salomon Facility was extended two years to July 2000, with an option for a one-year extension, subject to meeting certain requirements of the Salomon Facility documents. Currently, fifteen of the Company's shopping centers or portions thereof secure the mortgage loan facility. Amounts borrowed under the Salomon Facility bear interest at a rate equal to the one-month London Interbank Offering Rate ("LIBOR") plus a spread of 175 basis points, which was 8.23% as of December 31, 1999. The Salomon Facility requires that the following covenants be met: consolidated equity will not fall below $150 million; the ratio of consolidated income available for debt service will not be less than 1.30 to 1.0; and debt to market cap will not be above 70%. The Company is in compliance with these covenants. There was $47,765,000 of outstanding borrowings under this facility as of December 31, 1999. The proceeds of the Salomon Facility were used by the Company for funding property acquisitions, general corporate purposes and capital needs.

In June 1999, the Company sold one of its free-standing properties located in Tucson, AZ for approximately $864,000 and recorded a net loss on the sale of approximately $18,000. In July and August 1999, the Company completed the sale of three additional free-standing properties located in Raynham, MA, Roseville, MN, and Minnetonka, MN as well as a 61,000 square foot shopping center in Orange, CT. Total proceeds on the sales were approximately $9,887,000 and the net gain was approximately $545,000. The proceeds of the sales were used to pay down debt obligations and for general corporate purposes, including the continuing program of upgrading and expanding existing properties. In September 1999, the Company sold a parcel of land at its center in Bainbridge, GA, and recorded a gain of approximately $59,000. The net proceeds from the sale of approximately $235,000 was used to repay debt outstanding on the property. In the third quarter of 1999, the Company finalized the condemnation of a small portion of land at one of its properties by the respective township authority. Gross proceeds were approximately $99,000 and the Company recorded a loss of $51,000 related to the transaction.

The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as income before depreciation and amortization of real estate assets and significant non-recurring events, less gains plus losses on sale of real estate. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Also, funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations for common shareholders increased $2,126,000 or 12% from $17,817,000 for the year ended December 31, 1998 to $19,943,000 for the year ended December 31, 1999.

The Company has several tenants who are operating under Chapter 11 of the United States Bankruptcy code. These tenants continue to pay current rent and operate their stores under Chapter 11 and are individually less than 1% and in the aggregate approximately 1.4% of the Company's annual revenues. The Company believes that it is adequately reserved for these tenants.

During the year ended December 31, 1999, the Company invested approximately $10,219,000 in the expansion and improvement of its shopping center properties. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or issue additional equity securities.

Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

The Company had completed a review of its Information Technology ("IT") Systems and non-IT Systems regarding Year 2000 compliance in the fourth quarter of 1999. All phone systems, desktop computer systems and network systems within the Company’s offices were tested for Year 2000 compliance and any occurrences of noncompliance were corrected and successfully tested prior to January 1, 2000. In shopping centers where the Company is responsible for computer controlled systems that are vulnerable to the Year 2000 problem such as HVAC, elevators or alarms, all systems were believed to be compliant and the Company has not experienced any noncompliant issues. The Company has not performed an exhaustive study of systems that are designated as the tenant’s responsibilty in leases, however all fire alarms were evaluated and found to be Year 2000 compliant. One tenant has been notified of a potential monitoring (not functional) problem with its sprinkler system. All of the Company’s tenants were notified of the issues regarding the Year 2000.

Tenants of the Company's properties and vendors of the Company may own or maintain IT and non-IT systems which are not Year 2000 compliant. The Company has not received any notices from tenants or vendors regarding systems that are out of compliance.

Costs for the review and modifications of IT and non-IT systems have not been separated from ongoing expenses due to their small amounts. No money has been spent outside of normal internal salaries for both operations (non-IT) and IT personnel and normal operations have not been interrupted. Similarly, no budget has been allocated for future costs relating to Year 2000 issues. The Company did not experience any interruptions to business operations as a result of the turn of the century.

Results of Operations

Year ended December 31, 1999 versus the year ended December 31, 1998

Net income for common shareholders increased $413,000 from $3,879,000 or $0.37 per common share in 1998 to $4,292,000 or $0.41 per common share in 1999. This increase is due to a combination of factors as described below, but is primarily attributable to two charges in 1998. The Company reserved approximately $250,000 of costs incurred in the terminated transaction with NAI (see above for additional details). The Company also recorded a charge of approximately $2,863,000 related to straight-line rentals and pre-petition rents, primarily for the three Caldor stores.

Minimum rent increased $5,264,000 or 9% from $56,823,000 for the year ended December 31, 1998 to $62,087,000 for the year ended December 31, 1999. The increase was primarily due to the additional rents from a full year of operations of the ten centers acquired by the Company in 1998 (approximately $6,232,000 increase from prior year), combined with a decrease in the minimum rents of approximately $454,000 from the Company's existing shopping centers and net of rents lost of approximately $514,000 for centers sold in 1998 and 1999.

Percentage rent increased $102,000 or 8% from $1,233,000 for the year ended December 31, 1998 to $1,335,000 for the year ended December 31, 1999. The increase was primarily due to an additional $335,000 of percentage rent being recognized at the nine properties purchased in the third quarter of 1998. Due to a change in accounting rules, the Company may only recognize contingent rent on an accrual basis only after the respective tenant has reached its sales threshold. As a result of this change, there was a reduction of approximately $75,000 in percentage rent in the fourth quarter of 1999.

Expense reimbursements increased $1,020,000 or 8% from $12,800,000 for the year ended December 31, 1998 to $13,820,000 for the year ended December 31, 1999. The increase was due to the additional revenues recorded from the ten centers purchased in 1998 of approximately $889,000, as well as an increase in the recovery of reimbursable expenses incurred in 1999 versus 1998.

Other income increased $369,000 or 244% from $151,000 for the year ended December 31, 1998 to $520,000 for the year ended December 31, 1999. The increase was primarily due to the recovery of bad debts written off in previous years as well as a settlement received from the previous owner of one of the Company's properties regarding a tenant matter.

Interest expense increased $5,472,000 or 25% from $21,764,000 for the year ended December 31, 1998 to $27,236,000 for the year ended December 31, 1999. The increase is primarily due to the interest expense incurred in connection with the additional ten centers acquired in 1998 of approximately $3,500,000 for the year. The Company also incurred an additional $1,720,000 of interest expense in 1999 as compared to 1998 as a result of additional borrowings made on the Salomon Facility. In addition, interest expense was reduced by capitalized interest on projects under construction and land under development in the amount of $850,000 and $555,000 during 1998 and 1999, respectively.

Depreciation and amortization increased $2,281,000 or 16% from $14,582,000 for the year ended December 31, 1998 to $16,863,000 for the year ended December 31, 1999. Depreciation expense on buildings and improvements increased approximately $1,472,000 in 1999 versus 1998 due to the ten additional centers acquired in 1998. The remaining increase in depreciation and amortization was primarily due to the depreciation expense recorded in 1999 for improvements made in the current year.

Real estate taxes increased $652,000 or 9% from $7,404,000 for the year ended December 31, 1998 to $8,056,000 for the year ended December 31, 1999. The increase was primarily due to the increase in expense from the additional ten centers acquired in 1998 of $355,000. The increase was offset by the capitalization of real estate taxes on projects under construction of $142,000 and $76,000 during the years 1998 and 1999, respectively.

Operations and maintenance expenses decreased $1,915,000 or 15% from $12,362,000 for the year ended December 31, 1998 to $10,447,000 for the year ended December 31, 1999. The decrease was primarily due to the Company's provision in 1998 of $2,863,000 of straight-line rents and pre-petition rent receivables for certain tenants in bankruptcy, primarily Caldor. The additional increase relates primarily to additional monies spent in 1999 for snow removal of approximately $475,000 as well as an increase in repairs at the centers of approximately $166,000.

General and administrative expenses increased $364,000 or 10% from $3,476,000 for the year ended December 31, 1998 to $3,840,000 for the year ended December 31, 1999. The increase is primarily due to an increase in professional fees as well as an increase in salary costs over the prior year.

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

Minimum rent increased $9,244,000 or 19% from $47,579,000 for the year ended December 31, 1997 to $56,823,000 for the year ended December 31, 1998. The increase was primarily due to the additional rents from a full year of operations of the twenty centers acquired by the Company in 1997 (approximately $5,594,000 increase from prior year), as well as an increase in the minimum rents of approximately $2,468,000 from the ten shopping centers purchased by the Company in 1998. The remaining increase of approximately $1,182,000 was an increase in the minimum rents of the Company's shopping centers owned prior to 1997.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $353,208,000 of debt outstanding as of December 31, 1999 of which $293,027,000, or 83%, has been borrowed at fixed rates ranging from 7.00% to 9.375% with maturities through 2009. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates on the fixed debt impacts the net market value of the debt but has no impact on interest incurred or cash flows. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument.

To illustrate the risk inherent with a change in interest rates, a sensitivity analysis assuming a 100 basis point move in interest rates from their actual levels at December 31, 1999 with all other variables held constant was estimated by the Company. As of December 31, 1999, a 100 basis point increase in market interest rates would result in a decrease in the net market value of the fixed debt portfolio of approximately $7,461,000 and a 100 basis point decrease in market interest rates would result in an increase in the net market value of the debt portfolio of approximately $5,358,000.

Based on the variable rate debt of the Company as of December 31, 1999, a 100 basis point increase in interest rates would result in an additional $602,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $602,000 per year.

Item 8. Financial Statements and Supplementary Data

The response to this Item 8 is included as a separate section of Item 14 in Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Director and Executive Officers of the Registrant

Norman M. Kranzdorf, President and Chief Executive Officer, 69, a co-founder of the Company, has been a trustee of the Company since its organization in June 1992. Mr. Kranzdorf was the President of Kranzco Realty, Inc., a general commercial real estate management and brokerage company ("Kranzco Realty") from 1979, when he founded it, to 1992. He served as President of Amterre Development Inc ("Amterre") from 1972 to 1981. Amterre, the successor to Food Fair Properties, Inc., owned and operated over 50 shopping centers, as well as other single-tenant retail properties, on the Eastern seaboard. Mr. Kranzdorf was also an officer and director of Kranzco Management, Inc., a general commerical real estate management and brokerage company and wholly-owned subsidiary of Kranzco Realty, from 1980, when it was founded, to 1992. He is a former trustee of the International Council of Shopping Centers and a former member of the Board of Governors of the National Association of Real Estate Investment Trusts. Mr. Kranzdorf is a member of the Board's Executive Committee and Executive Compensation Committee. Mr. Kranzdorf is a Class III Trustee.

Edmund Barrett, Executive Vice President and Chief Operating Officer, 66, has been a trustee of the Company since June 1995, the Chief Operating Officer of the Company since December 1994, the Director of Leasing from 1992 to May 1997 and Executive Vice President of the Company since 1992. Previously, he was the Assistant Director of Development of Kranzco Realty from 1987 to 1988 and a Vice President of Kranzco Realty from 1988 to 1992. Mr. Barrett is a Class II Trustee.

Robert H. Dennis, Vice President, Chief Financial Officer and Treasurer, 53, has been a trustee of the Company since 1994 and Vice President, Chief Financial Officer and Treasurer of the Company since its organization in June 1992. Prior thereto he was the Chief Financial Officer and Assistant Secretary of Kranzco Realty from 1981 to 1992. Mr Dennis is a Class II Trustee.

Gerald C. Finn, Trustee, 69, has been a trustee of the Company since 1998. He is the founder of New America Network, Inc. ("New America"), an international brokerage and real estate services company, and has served as a Director and the Chief Executive Officer of New America since 1974. He also served as President and Chief Operating Officer from 1974 until 1995. He was elected as Chairman of the Board in May, 1990. Prior to his association with New America, Mr. Finn was an active real estate broker and developer for his own account and for the account of various entities in which he had an equity interest. He is a licensed real estate broker and a member of the National Association of Corporate Real Estate Executives, International Council of Shopping Centers, Urban Land Institute and National Board of Realtors. Mr. Finn is a Class II Trustee.

Bernard J. Korman, Trustee, 68, has been a trustee of the Company since May 1997. Mr. Korman is Chairman of Philadelphia Health Care Trust, a non-profit organization. Mr. Korman, served as President and Chief Executive Officer of MEDIQ Incorporated (AMEX) (healthcare services) from 1981 to 1995 and as Chairman of PCI Services, Inc. from 1992 to 1996. Mr. Korman currently is a director of The Pep Boys, Inc. (NYSE) (auto supplies), The New America High Income Fund, Inc. (NYSE) (financial services), NutraMax Products, Inc. (NASDAQ) (consumer healthcare products), Omega Healthcare Investors, Inc. (NYSE) (a REIT) and Omega Worldwide, Inc. (NASDAQ) (real estate company). Mr. Korman is a member of the Board's Executive Committee, Executive Compensation Committee and Audit Committee. Mr. Korman is a Class III Trustee.

Dr. Peter D. Linneman, Trustee, 49, has been a trustee of the Company since November 1992. Dr. Linneman is the Principal of Linneman Associates, a financial and real estate strategic advisory firm and has been a Professor of Finance and Public Policy at the Wharton School of the University of Pennsylvania since 1979. He has been the Albert Sussman Professor of Real Estate at the Wharton School since 1987 and was a director of the Wharton Real Estate Center from 1986-1998. In addition, he is an Urban Land Institute Research Fellow and a member of the National Association of Real Estate Investment Trusts. Dr. Linneman was a founder and Senior Managing Director of Equity International Properties. Dr. Linneman was formerly Chairman and trustee of Rockefeller Center Properties Trust (a REIT) and a trustee of Gables Residential Property Trust (a REIT) and Universal Health Realty Trust (a REIT). Dr. Linneman is a member of the Board's Audit Committee and Incentive Plan Committee. Dr. Linneman is a Class I Trustee.

E. Donald Shapiro, Trustee, 68, has been a trustee of the Company since June 1994. Mr. Shapiro is The Joseph Solomon Distinguished Professor of Law at New York Law School since 1983. Mr. Shapiro also serves as a director of each of the following entities: Loral Space and Communications (formerly Loral Corporation) (NYSE) (satellite communications) (since 1973); GHI (health care provider) (not for profit) (since 1974); Vasomedical, Inc. (medical products) (NASDAQ) (since 1992); Vion, Inc. (formerly Mela Rx) (drug) (NASDAQ) (since 1992); United Industrial Corporation (defense industry) (NYSE) (since 1996); and Frequency Electronics (space and communication components) (AMEX) (since 1998). Mr. Shapiro is a member of the Board's Audit Committee, Executive Committee and Executive Compensation Committee. Mr. Shapiro is a Class I Trustee.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during the fiscal year ended December 31, 1999, all filing requirements pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to the Company's executive officers, trustees and greater than 10% beneficial owners were complied with, except Gerald C. Finn failed to file a Form 4 and a Form 5 on a timely basis with respect to the purchase of 500 Common Shares.

Item 11. Trustees' and Executive Officer Compensation

Executive Officer Compensation

The following table sets forth certain information with respect to the cash and other compensation paid or accrued by the Company for services rendered by Norman M. Kranzdorf, the Company's President and Chief Executive Officer , Robert H. Dennis, the Company's Vice President, Chief Financial Officer and Treasurer and Edmund Barrett, the Company's Executive Vice President and Chief Operating Officer (collectively, the "Named Executives"), during the fiscal years ended December 31, 1999, 1998 and 1997. Other than the Named Executives, no executive officer of the Company earned a total salary and bonus exceeding $100,000 during the fiscal year ended December 31, 1999.

Summary Compensation Table

	Annual Compensation
Name & Principal Position	Year	Salary	Bonus	Other Annual Compensation	Long-Term Compensation Underlying Options	All Other Compensation

Norman M. Kranzdorf	1999	$316,250	$6,082	(1)(2)	3,000	$8,351
President and Chief	1998	$306,678	$6,082	(1)(2)	- -	$8,236
Executive Officer	1997	$256,692	$5,288	(1)(2)	20,000	$8,440

Robert H. Dennis	1999	$178,250	$3,428	(1)(2)	- -	$8,351
Vice President, Chief	1998	$172,855	$3,428	(1)(2)	3,000	$8,236
Financial Officer and	1997	$139,308	$2,981	(1)(2)	10,000	$7,506
Treasurer

Edmund Barrett	1999	$161,000	$3,096	(1)(2)	3,000	$3,780
Executive Vice President	1998	$156,127	$3,096	(1)(2)	- -	$3,792
and Chief Operating Officer	1997	$125,615	$2,692	(1)(2)	13,000	$3,782

(1) Excludes certain personal benefits, the total value of which was less than 10% of the total annual salary paid or accrued by the Company for services rendered by him during the fiscal years ended December 31, 1999, 1998 and 1997.
(2) The following table sets forth certain information concerning additional compensation in the form of restricted common shares issued under the Incentive Plan during the fiscal year ended December 31, 1999 to the Named Executives. The shares issued v

		Restricted Common Shares Issued in Last Fiscal Year

Name	Number of Shares Issued	Percent of Total Restricted Shares to Employees In Fiscal Year	Price at Date of Issue	Value at Date of Grant

Norman M. Kranzdorf	4,706	27%	$13.44	$63,249
Robert H. Dennis	2,653	15%	$13.44	$35,656
Edmund Barrett	2,396	14%	$13.44	$32,202

The following table sets forth certain information concerning options granted during the fiscal year ended December 31, 1999 to the Named Executives. The Company did not grant any share appreciation rights during 1999.

Options/SAR Grants in Last Fiscal Year

Individual Grants
	Number of	Percent of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in	Exercise of	Expiration	Grant Date
Name	Granted (A)	Fiscal Year	Base Price	Date	Present Value (B)

Norman M. Kranzdorf	3,000	50%	$12.75	03/03/09	$3,000

Robert H. Dennis	- -	- -	- -	- -	- -

Edmund Barrett	3,000	50%	$13.44	06/03/09	$3,090

(A) Options granted to Mr. Kranzdorf and Mr. Barrett in the fiscal year ended December 31, 1999 vest and become exercisable on the date of grant.
(B) Based upon the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, that the Named Executive receives will depend on the excess of the stock price at the time of exercise over the exercise or

Aggregated Options Exercised In Last Fiscal Year

End and Fiscal Year End Option Values

During the fiscal year ended December 31, 1999, none of the Named Executives exercised any options granted to them. The following table sets forth certain information with respect to the unexercised options held as of the end of such fiscal year by the Named Executives.

	Number of Securities		Value of Unexercised
	Underlying Unexercised Options		In-the-Money Options
Name	Held at December 31, 1999		at December 31, 1999(1)
	Exercisable /	Unexercisable	Exercisable /	Unexercisable

Norman M. Kranzdorf	381,800	0	$0	$0

Robert H. Dennis	73,000	0	$0	$0

Edmund Barrett	37,000	0	$0	$0

(1) The fair market value on December 31, 1999 of the Common Shares underlying the options was $8.81 per Common Share.

Trustees' Compensation

Each non-employee trustee of the Company receives an annual fee of $18,000 and a fee of $1,500 for each quarterly meeting attended. In December 1995, the trustees agreed to receive these fees in the form of Common Shares beginning in 1996. The shares are awarded quarterly on the first business day of the fiscal quarter and are valued based on the closing price of the Common Shares on the New York Stock Exchange on the last business day of the previous quarter. Each trustee is entitled to cash payments of $500 for each separate committee meeting attended, $1,000 for each trip to visit properties which are the subject of possible acquisition by the Company, and is entitled, pursuant to the provisions of the Trustee Plan, to grants of options to purchase Common Shares. Employees of the Company who are also trustees are not paid any trustees' fees. In addition, the Company reimburses the trustees for travel expenses incurred in connection with their activities on behalf of the Company. During the fiscal year ended December 31, 1999, Mr. Kranzdorf and Mr. Barrett were each issued 3,000 options pursuant to the Trustee Plan.

Under the terms of the Incentive Plan each non-employee trustee of the Company is granted options each year to purchase 1,500 Common Shares at a price equal to the then fair market value of Common Shares on the date of grant. Additionally, each non-employee trustee shall be granted options each year to purchase an additional 1,500 Common Shares at a price equal to the then fair market value of Common Shares on the date of grant, provided that the Company's funds from operations per Common Share, as defined, have increased at least 4% over the prior year's funds from operations per common share. In accordance with the terms of the Incentive Plan, on March 13, 2000 the Company awarded 3,000 options to purchase Common Shares to each of the Company's non-employee trustees at an exercise price of $8.44 per Common Share.

Trustee Plan and Employee Plan

Prior to the Company's initial public offering in November 1992, the Option Plans were adopted by the Board and all of the then current shareholders. The Option Plans are administered by the Option Plans Committee established for such purpose. The current members of such committee are Messrs. Kranzdorf and Barrett (the "Administrators"). The Option Plans provide for the grant of options to purchase Common Shares to eligible participants. The persons entitled to participate in the Trustee Plan are those trustees of the Company or trustees or directors of any of the Company's subsidiaries or affiliates as the Administrators of the Option Plans shall select from time to time. Eligible participants of the Employee Plan consist of those key employees (other than trustees or directors) of the Company, or any of its subsidiaries or affiliates, as the Administrators shall select from time to time. Options are granted by the Administrators based upon such factors as the Administrators may deem proper and relevant. The Option Plans were designed to attract, retain and motivate key employees by granting them options to purchase Common Shares. The Option Plans provide for the grant of a maximum of 700,000 Common Shares under the Trustee Plan and 300,000 Common Shares under the Employee Plan, and permit the granting of share options to employees which are either incentive options or non-qualified options.

Subject to the terms of Option Plans, the Administrators determine the recipients of options and the number of options to be granted under the Option Plans. As of December 31, 1999 options to purchase 430,300 and 187,950 Common Shares were outstanding under the Trustee Plan and Employee Plan, respectively, all of which were exercisable as of December 31, 1999. During the fiscal year ended December 31, 1999, 3,000 options were issued to each of Mr. Kranzdorf and Mr. Barrett from the Trustee Plan.

1995 Incentive Plan

The Incentive Plan was approved by the shareholders of the Company at the Company's 1995 annual meeting of shareholders held in June 1995. The Incentive Plan is administered by the Incentive Plan Committee which consists of Messrs. Finn and Linneman. In general, it is intended that members of the Incentive Plan Committee will not be employees of the Company.

The purpose of the Incentive Plan is to align the interests of the Company's trustees, executive officers, key employees, advisors and consultants with those of the shareholders and to enable the Company to attract, compensate and retain trustees, executive officers, key employees, advisors and consultants and provide them with appropriate incentives and rewards for their performance. Awards to trustees, executive officers, key employees and other individuals under the Incentive Plan may take the form of options to purchase Common Shares, including corresponding share appreciation rights and reload options, and in the case of employees, restricted share awards and share purchase awards.

All employees, trustees, and certain other key individuals are currently eligible to participate in the Incentive Plan subject to certain restrictions that apply to members of the Incentive Plan Committee. Awards under the Incentive Plan may be granted in combination with other awards, including options granted under the Option Plans. The maximum number of Common Shares that may be the subject of awards under the Incentive Plan is 1,000,000 Common Shares. The Incentive Plan provides that in any given year, the maximum number of Common Shares with respect to which options or share appreciation rights may be granted to any employee is 100,000 Common Shares. As of December 31, 1999, options to purchase 310,500 Common Shares were outstanding under the Incentive Plan. During the fiscal year ended December 31, 1999, 1,500 options were issued to each of Messrs. Korman, Linneman, Finn and Shapiro.

Executive Compensation Committee Interlocks and Insider Participation

On April 20, 1993, the Board established an Executive Compensation Committee, the function of which is to review and make recommendations to the Board and the Plan Administrators regarding compensation for the executive officers of the Company. The Executive Compensation Committee consists of Messrs. Kranzdorf, Korman and Shapiro. Other than Mr. Kranzdorf, who is the President and Chief Executive Officer of the Company, none of the members of the Executive Compensation Committee are employees of the Company.

Prior to the Company's initial public offering in November 1992, the Option Plans were adopted by the Board and all of the then current shareholders of the Company. In connection with the creation of the Option Plans, the Board established the Option Plans Committee to administer the Option Plans. The Option Plans Committee, which determines those key employees entitled to grants of options under the Option Plans, is composed of Messrs. Kranzdorf and Barrett, each of whom is an employee of the Company.

On June 6, 1995, the shareholders approved the Incentive Plan. The Board then established the Incentive Plan Committee to administer the plan. The Incentive Plan Committee, the function of which is to determine the trustees, executive officers, key employees and other individuals who will be eligible for awards under the plan, consists of Messrs. Linneman and Gerald C. Finn, neither of whom are employees of the Company.

To the Company's knowledge, there were no other interrelationships involving the trustees of the Company and compensation decisions requiring disclosure.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Shares, including Common Shares as to which a right to acquire ownership exists (for example, through the exercise of stock options) within the meaning of rule 13d-3(d)(1) under the Securities Exchange Act, as amended, by each person known by the Company to own beneficially more than 5% of the Common Shares, each trustee and Named Executive, and all trustees and executive officers as a group as of March 1, 2000 (unless otherwise indicated). As permitted by applicable Securities and Exchange Commission rules, no separate information with respect to the Common Shares beneficially owned by each of the other executive officers of the Company is given because no such officer earned $100,000 or more in compensation in the fiscal year ended December 31,1999.

Name and Address of Beneficial Owner(1)	Amount Beneficially Owned	Percent of Class(2)

Norman M. Kranzdorf	630,033(3)	5.60%

Edmund Barrett	48,253(4)	*

Robert H. Dennis	97,193(5)	*

Gerald Finn	10,029(6)	*

Bernard J. Korman	14,386(7)	*
Graduate Health System, Inc.
22nd and Chestnut Streets
Philadelphia, PA 19103

Dr. Peter D. Linneman	21,563(8)	*
University of Pennsylvania
Wharton School of Business
Philadelphia, PA 19104

E. Donald Shapiro	31,271(9)	*
1 Princeton Terrace
Short Hills, NJ 07078

All trustees and executive
officers as a group (8 persons)	852,728	7.70%

(1) Unless otherwise indicated, the address for each individual is 128 Fayette Street, Conshohocken, PA 19428.
(2) Calculated based on 10,566,746 Common Shares outstanding and assuming, with respect to each of the individuals listed above, the exercise of all currently exercisable options to purchase Common Shares held by such individual.
(3) Includes (a) 14,956 shares owned directly by Mr. Kranzdorf's wife, (b) 36,000 shares owned by her as trustee for the benefit of Michael Kranzdorf and Betty Kranzdorf, (c) options to purchase 381,800 shares granted to him under the Trustee Plan and (d)
(4) Includes (a) options to purchase 18,000 Common Shares granted to him under the Employee Plan, (b) options to purchase 19,000 Common Shares granted to him under the Trustee Plan and (c) 3,642 Common Shares owned directly by Mr. Barrett's spouse.
(5) Includes (a) options to purchase 54,000 Common Shares granted to him under the Employee Plan, (b) options to purchase 19,000 Common Shares granted to him under the Trustee Plan, (c) 245 Common Shares owned directly by Mr. Dennis's spouse and (d) optio
(6) Includes options to purchase 3,000 Common Shares granted to him under the Incentive Plan.
(7) Includes (a) options to purchase 6,000 Common Shares granted to him under the Incentive Plan and (b) 3,900 Common Shares owned solely by his spouse.
(8) Includes (a) options to purchase 6,000 Common Shares granted to him under the Trustee Plan, (b) options to purchase 9,000 Common Shares granted to him under the Incentive Plan and (c) 400 Common Shares owned solely by his spouse.
(9) Includes (a) options to purchase 3,000 Common Shares granted to him under the Trustee Plan, (b) options to purchase 9,000 Common Shares granted to him under the Incentive Plan and (c) 10,000 shares owned directly by Mr. Shapiro's spouse.

* Less than 0.1 percent.

Item 13. Certain Relationships and Related Transactions

The Company leases from Norman Kranzdorf a three-story building containing approximately 20,000 square feet located at 128 Fayette Street, Conshohocken, Pennsylvania, which serves as the Company's headquarters. The lease for the Company's headquarters expires on January 14, 2004 and provides that the Company will pay a rental of $153,720 per annum. The lease also provides that the Company will pay for all real estate taxes, utilities, repairs and other costs and expenses in connection with the use and occupancy of the building.

In September 1998, the Company announced that it had commenced a tender offer for 80% of the outstanding shares of New America Network, Inc. ("NAN") and Gerald C. Finn and Jeffrey Finn, its principal shareholders. Gerald C. Finn (a Class II Trustee) is Chairman and Chief Executive Officer and the owner of approximately 75% of NAN's outstanding shares of common stock. The proposed transaction involved an exchange offer by the Company for 80% of NAN's outstanding common shares for convertible subordinated notes. The Company would have then spun-off the shares of NAN's common stock to its shareholders on a one-for-one basis and retained a 9.8% interest. If Gerald Finn had converted his note in its entirety, he would have owned approximately 300,000 shares, or 2.8%, of the Company's outstanding Common Shares. The transaction was terminated in December 1998. In December 1998, the Company purchased 842,851 newly issued shares of New America Network, Inc., representing a 6.1% interest in NAN for $1 million. As of June 1999 the Company acquired an additional 200,000 newly issued shares of New America Network, Inc. in exchange for a note receivable in the face amount of $250,000. As of December 31, 1999, the Company owns approximately 7.2% of the outstanding common shares of New America Network, Inc.

On March 19, 1997 the Company entered into Severance Benefits Agreements with Norman M. Kranzdorf, Robert H. Dennis, Edmund Barrett, Bengt Danielsson, Michael Warrington and Michael Kranzdorf pursuant to which such individuals are entitled to certain compensation upon a change in control of the Company. Each agreement provides that upon a change in control and so long as such individual is an employee of the Company immediately prior to such a change in control, (a) the individual shall receive a lump sum severance payment equal to a multiple of the individual's annual compensation during the calendar year preceding the calendar year during which the change in control has occurred; the multiple is three, two and one, with respect to (i) Norman M. Kranzdorf, (ii) Robert H. Dennis and Edmund Barrett, and (iii) Bengt Danielsson, Michael Warrington and Michael Kranzdorf, respectively, (b) all restricted Common Shares then owned by the individual shall immediately vest and no longer be subject to repurchase or other forfeiture restrictions, (c) the Company will continue to provide life, accident, medical and dental insurance to the individual for a period of 18 months after the change in control, and (d) in the event the individual holds any options to purchase Common Shares on the date of the change in control, such individual shall be entitled to receive an amount equal to, generally, the number of options to purchase Common Shares then owned by the individual multiplied by the amount, if any, that (i) the exercise price of the options or the closing price of the Common Shares on the date of the change in control, whichever is less, exceeds (ii) the average closing price of the Common Shares during the six months prior to the date of the change in control ("Closing Share Value"). If the closing price of the Common Shares as of the date of the change in control is greater than the exercise price of such option then the individual can retain the option or receive in exchange therefore cash equal to the number of shares underlying the options multiplied by the amount by which the Closing Share Value exceeds the exercise prices of the options. In addition, Norman M. Kranzdorf is entitled to receive an additional sum to cover certain resulting income and excise tax liabilities that may be incurred on all of the foregoing. Furthermore, the Severance Benefits Agreement of each individual other than Norman M. Kranzdorf provides that, to the extent that any of the foregoing benefits granted to such individual would cause him to be liable for excise tax liabilities, the benefits available to him shall be reduced to an amount which would not require the payment of any such excise tax, but only if doing so yields a greater after tax amount to such individual.

In addition, the Company entered into Severance Benefits Agreements with Peter Linneman and E. Donald Shapiro on March 19, 1997, and Bernard Korman and Gerald Finn on July 30, 1998, trustees of the Company, pursuant to which, if such individual is a trustee immediately prior to a change in control, upon such a change in control and, in the event the trustee holds any options to purchase Common Shares on the date of the change in control, such individual shall be entitled to receive an amount based on the formula described in clause (d) of the preceding paragraph. In addition, the Severance Benefits Agreement of each trustee provides that, to the extent that the foregoing benefits granted to such trustee would cause him to be liable for excise tax liabilities, the benefits available to him shall be reduced to an amount which would not require the payment of any such excise tax, but only if doing so yields a greater after tax amount to such trustee.

PART IV

Item 14.Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)(1) Financial Statements

Kranzco Realty Trust

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements Of Operations for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements Of Beneficiaries' Equity for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements Of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Notes To Consolidated Financial Statements

(2) Financial Statement Schedule

Kranzco Realty Trust

Schedule III - Real Estate and Accumulated Depreciation - December 31, 1999

Notes to Schedule III

(3) Exhibits

2.1 Agreement and Plan of Reorganization and Merger among Kranzco Realty Trust, KRT Trust, CV Reit, Inc. and Kramont Realty Trust, dated as of December 10, 1999. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 14, 1999.)

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

10.4 Loan Agreement dated as of February 26, 1997 by and among the Company, the borrowers named therein, Salomon Brothers Realty Corp. and LaSalle National Bank as Collateral Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.5 Amended and Restated Global Promissory Note dated September 29, 1998 in the amount of $100,000,000 executed in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 13, 1998.)

10.6 Unlimited Guaranty of Payment dated as of February 26, 1997 issued by Kranzco Realty Trust in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.7 Amendment to Loan Agreement and Guaranty, dated as of September 29, 1998, by and among the Company, the borrowers named therein, Salomon Brothers Realty Corp. and LaSalle National Bank as Collateral Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 13, 1998.)

10.8 Form of Exemplar Open End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by the Borrowers for the benefit of Salomon Brothers Realty Corp., and filed in Pennsylvania, New York, Connecticut, Rhode Island, Mississippi, North Carolina, Kentucky, Massachusetts, Minnesota, Arizona, Georgia, and Michigan with respect to Bradford Mall, Bradford, PA; Barn Plaza, Doylestown, Pennsylvania; Circuit City at Mall at Cross County, Yonkers, New York; Parkway Plaza I, Hamden, Connecticut; Valley Forge Mall, Phoenixville, Pennsylvania; Wampanoag Plaza, East Providence, Rhode Island; Brookway Village, Brookhaven, Mississippi; Magnolia Plaza, Morganton, North Carolina; Harrodsburg Marketplace, Harrodsburg, Kentucky; Franklin Center, Chambersburg, Pennsylvania; Ames Center, Raynham, Massachusetts; Baker's Square, Minnetonka, Minnesota; Baker's Square, Roseville, Minnesota; Sinclair Paints, Tucson, Arizona; 30000 Plymouth Road, Livonia, Michigan; Tower Plaza, Georgia; 1615 E. Shotwell Street, Bainbridge Town Center, Georgia; and Filene's Basement at Valley Fair, 260 West Swedesford Road, Devon, Pennsylvania. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.9 Trust and Servicing Agreement, dated as of June 18, 1996, among KRT Origination Corp., GE Capital Management Corporation and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.10 Cash Collateral Account, Security, Pledge and Assignment Agreement, dated as of June 18, 1996, among the Borrowers, State Street Bank and Trust Company, as Agent, and KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.11 Cash Collateral Agreement, dated June 18, 1996, among the Borrowers, and State Street Bank and Trust Company, as Agent. (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.12 $123,700,000.00 Class A Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.13 $20,600,000.00 Class B Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.14 $28,900,000.00 Class C Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.15 $8,500,000.00 Class D Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.16 Form of Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., as mortgagee, and filed in Connecticut, Maryland, New Jersey, New York and Pennsylvania with respect to Groton Square in Groton, Connecticut, Manchester Kmart in Manchester, Connecticut, Milford in Milford, Connecticut, Orange in Orange, Connecticut, Fox Run in Prince Frederick, Maryland, Hillcrest Plaza in Frederick, Maryland, Anneslie in Baltimore, Maryland, Suburban Plaza in Hamilton, New Jersey, Collegetown in Glassboro, New Jersey, Hillcrest Mall in Phillipsburg, New Jersey, The Mall at Cross County in Yonkers, New York, Highridge Plaza in Yonkers, New York, North Ridge in New Rochelle, New York, Village Square in Larchmont, New York, A&P Mamaroneck in Mamaroneck, New York, Port Washington in Port Washington, New York, Bethlehem in Bethlehem, Pennsylvania, Whitehall Square in Whitehall, Pennsylvania, Bristol Commerce Park in Bristol, Pennsylvania, Park Hills Plaza in Altoona, Pennsylvania, Barn Plaza in Doylestown, Pennsylvania, Best Plaza in Tredyffrin, Pennsylvania, Bensalem Square in Bensalem, Pennsylvania, Street Road in Bensalem, Pennsylvania, Pilgrim Gardens in Drexel Hill, Pennsylvania, 69 th Street Plaza in Upper Darby, Pennsylvania and MacArthur Road in Whitehall, Pennsylvania (the "Properties"). (Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.17 Form of Unrecorded Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., and held in escrow with respect to the Properties located in Maryland and in New York. (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.18 Escrow Agreement made among KRT Origination Corp., the Borrowers and Robinson Silverman Pearce Aronsohn & Berman LLP, as escrow agent, with respect to the unrecorded second mortgages covering the Properties located in New York and Maryland. (Incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

10.27 Severance Benefits Agreement dated as of July 30, 1998 by and between Kranzco Realty Trust and Gerald C. Finn.

10.28 Severance Benefits Agreement dated as of July 30, 1998 by and between Kranzco Realty Trust and Bernard J. Korman.

10.29 Agreement dated October 30, 1997 between Kranzco Realty Trust and GP Development Corporation. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.30 Agreement and Plan of Merger dated October 30, 1997 between Kranzco Realty Trust, GP Development Corporation, the shareholders of GP Development Corporation and KR Atlanta, Inc. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.31 Mortgage Note for $6,700,000.00, dated as of October 5, 1990, from Holcomb Bridge Partners, L.P., a Georgia limited partnership ("Holcomb"), in favor of Allstate Life Insurance Company ("Allstate") (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.32 Modification of Mortgage Note, dated as of October 31, 1995, between Holcomb and Harris Trust and Savings Bank ("Harris Trust") (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.33 Deed to Secure Debt, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing ("Deed to Secure Debt") from Holcomb to Allstate, dated as of October 5, 1990 (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.34 Modification of Deed to Secure Debt between Holcomb and Harris Trust, dated as of October 31, 1995 (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.6 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.35 Real Estate Note for $3,725,000.00, dated as of August 6, 1987, from West Stewarts Mill Associates, Ltd., a Georgia limited partnership ("West Stewarts"), in favor of Confederation Life Insurance Company, a mutual insurance company incorporated in Canada ("Confederation"), first amendment thereto dated as of November 27, 1987, second amendment thereto dated as of November 1, 1993, third amendment thereto dated as of November 1, 1993 and fourth amendment thereto dated as of February 21, 1995 (relating to Park Plaza). (Incorporated by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.36 Deed to Secure Debt and Security Agreement between West Stewarts and Confederation,dated as of August 6, 1987, first amendment thereto dated as of November 27, 1987 and second amendment thereto dated as of November 1, 1993 (relating to Park Plaza). (Incorporated by reference to Exhibit 2.8 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.37 Escrow Agreement, dated as of November 1, 1993, between Confederation and West Stewarts. (Incorporated by reference to Exhibit 2.9 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.38 Promissory Note for $10,670,000.00, dated as of July 31, 1996, from Mableton Village Associates, L.L.C., a Georgia limited liability company ("Mableton Village"), in favor of Lehman Brothers Holdings, Inc. d/b/a Lehman Capital ("Lehman") (relating to The Village at Mableton). (Incorporated by reference to Exhibit 2.10 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.39 Deed to Secure Debt and Security Agreement, dated as of July 31, 1996, between Mableton Village and Lehman (relating to The Village at Mableton). (Incorporated by reference to Exhibit 2.11 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.40 Sales Contract dated June 26, 1998 by and among Kranzco Realty Trust, a Maryland real estate investment trust, and Europco Property Investors II, Ltd., a Georgia limited partnership; Europco Property Investors III, Ltd., a Georgia limited partnership; Europco Property Investors IV, Ltd., a Georgia limited partnership; Secured Properties Investors V, L.P., a Georgia limited partnership; Secured Properties Investors VIII, L.P., a Georgia limited partnership; Secured Properties Investors IX, L.P., a Georgia limited partnership; and Tifton Partners, L.P., a Georgia limited partnership. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated June 26, 1998, filed July 16, 1998.)

10.41 Fixed Rate Note, dated September 29, 1998, made by the Borrowers named therein in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.42 Guaranty, dated as of September 29, 1998, made by and among Kranzco Realty Trust, for the benefit of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.39 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.43 Form of Mortgage/Deed of Trust/Deed to secure Debt and Security Agreement, dated September 29, 1998, made by the Borrowers named therein for the benefit of Salomon Brothers Realty Corp. and filed in Florida, Georgia, Ohio, Tennessee, and Virginia with respect to Village Oaks, Pensacola, Florida; Vidalia Wal-Mart Center, Vidalia, Georgia; Summerville Wal-Mart Center, Summerville, Georgia; Tifton Corners, Tifton, Georgia; Douglasville Crossing, Douglasville, Georgia; Snellville Oaks, Snellville, Georgia; Pickaway Crossing, Circleville, Ohio; Meeting Square, Jefferson City, Tennessee; and Statler Crossing, Staunton, Virginia. (Incorporated by reference to Exhibit 10.40 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.44 Rights Agreement dated as of November 10, 1998 between Kranzco Realty Trust and First Union National Bank, as Rights Agent. The Rights Agreement includes as Exhibit A the form of Articles Supplementary for the Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 12, 1998).

21 Subsidiaries of Kranzco Realty Trust.

23 Consent of Arthur Andersen LLP.

27 Financial Data schedule.

(4) Reports on Form 8-K

A Report on Form 8-K dated December 14, 1999 was filed by the Company with the Securities and Exchange Commission on December 14, 1999. The Company reported they had entered into an Agreement and Plan of Reorganization and Merger with KRT Trust, CV Reit, Inc. and Kramont Realty Trust pursuant to which KRT Trust (the contemplated successor to the business of Kranzco) and CV Reit, Inc. will merge into Kramont Realty Trust, which will operate under the name of Kramont Realty Trust.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRANZCO REALTY TRUST

(Registrant)

By: /s/ Norman M. Kranzdorf

Norman M. Kranzdorf

Chief Executive Officer

Dated: March 17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman M. Kranzdorf	President, Chief Executive	March 17, 2000
Norman M. Kranzdorf	Officer and Trustee (Principal Executive Officer)

/s/ Robert H. Dennis	Chief Financial Officer,	March 17, 2000
Robert H. Dennis	Treasurer and Trustee (Principal Financial and Accounting Officer)

/s/ Edmund Barrett	Chief Operating Officer, Executive	March 17, 2000
Edmund Barrett	Vice President and Trustee

/s/ Dr. Peter D. Linneman	Trustee	March 17, 2000
Dr. Peter D. Linneman

/s/ E. Donald Shapiro	Trustee	March 17, 2000
E. Donald Shapiro

/s/ Gerald C. Finn	Trustee	March 17, 2000
Gerald C. Finn

/s/ Bernard J. Korman	Trustee	March 17, 2000
Bernard J. Korman

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS, PAGE

Kranzco Realty Trust

*Report of Independent Public Accountants , F-1

*Consolidated Balance Sheets as of December 31, 1999 and 1998 , F-2

*Consolidated Statements of Operations for the years ended

December 31, 1999, 1998 and 1997 , F-3

*Consolidated Statements of Beneficiaries' Equity for the years ended

December 31, 1999, 1998 and 1997 , F-4

*Consolidated Statements of Cash Flows for the years ended

December 31, 1999, 1998 and 1997 , F-5

*Notes to Consolidated Financial Statements , F-6

FINANCIAL STATEMENT SCHEDULES

Kranzco Realty Trust

*Schedule III - Real Estate and Accumulated Depreciation - December 31, 1999 , S-1

*Notes to Schedule III , S-5

ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Trustees of Kranzco Realty Trust:

We have audited the accompanying consolidated balance sheets of Kranzco Realty Trust (a Maryland trust) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, beneficiaries' equity and cash flows for the three years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranzco Realty Trust and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statement schedules in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein to the basic financial statements taken as a whole.

Arthur Andersen LLP

Philadelphia, Pennsylvania

March 3, 2000

Kranzco Realty Trust and Subsidiaries
Consolidated Balance Sheets
	December 31, 1999	December 31, 1998

ASSETS:

Shopping center properties owned, at cost
Buildings and improvements	440,830,000	437,242,000
Land	143,431,000	147,641,000
	584,261,000	584,883,000

Less-accumulated depreciation	73,940,000	59,793,000
Total shopping center properties owned, at cost	510,321,000	525,090,000

Cash and cash equivalents	5,020,000	2,913,000
Restricted cash	1,853,000	1,465,000
Rents and other receivables, net of allowance of
$2,204,000 and $2,160,000, December 31, 1999 and December 31,1998	7,584,000	7,573,000
Prepaid expenses	2,984,000	2,237,000
Deferred financing costs, net of accumulated amortization of $1,812,000
and $1,237,000, December 31, 1999 and December 31,1998	1,645,000	2,066,000
Deferred costs, net of accumulated amortization of $1,613,000
and $1,040,000, December 31, 1999 and December 31,1998	3,108,000	2,753,000
Other assets	3,110,000	2,419,000

Total assets	535,625,000	546,516,000

LIABILITIES:

Mortgages and notes payable	353,208,000	350,141,000
Tenant security deposits	1,550,000	1,453,000
Accounts payable and accrued expenses	3,526,000	3,234,000
Other liabilities	585,000	559,000
Distributions payable	5,052,000	6,650,000

Total liabilities	363,921,000	362,037,000

COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 12)

REDEEMABLE PREFERRED SHARES, SERIES C, $0.01 PAR VALUE; 0 AND 44,550 SHARES,
DECEMBER 31, 1999 AND DECEMBER 31, 1998, RESPECTIVELY	0	445,000

BENEFICIARIES' EQUITY:

Preferred shares of beneficial interest, Series A-1, $0.01 par value; 11,155 shares,
December 31, 1999 and December 31, 1998	1,000	1,000
Preferred shares of beneficial interest, Series B-1 and B-2, $0.01 par value; 1,183,277
shares, December 31, 1999 and December 31, 1998	12,000	12,000
Preferred shares of beneficial interest, Series D, $0.01 par value; 1,800,000 shares,
December 31, 1999 and December 31, 1998	18,000	18,000
Common shares of beneficial interest, $0.01 par value; authorized 100,000,000 shares; issued and outstanding, 10,562,832 and 10,537,103 as of December 31, 1999
and December 31, 1998, respectively	106,000	105,000
Capital in excess of par value	263,752,000	263,370,000
Cumulative net income available for common shareholders	41,977,000	37,685,000
Cumulative distributions on common shares of beneficial interest	(133,897,000)	(116,914,000)
	171,969,000	184,277,000
Unearned compensation on restricted shares of beneficial interest	(265,000)	(243,000)

Total beneficiaries' equity	171,704,000	184,034,000

Total liabilities and beneficiaries' equity	535,625,000	546,516,000

The accompanying notes are an integral part of these financial statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Operations

		For the year ended December 31,

	1999	1998	1997

REVENUES:
Minimum rent	$62,087,000	$56,823,000	$47,579,000
Percentage rent	1,335,000	1,233,000	1,163,000
Expense reimbursements	13,820,000	12,800,000	11,165,000
Interest income	340,000	335,000	278,000
Other	520,000	151,000	127,000

Total revenue	78,102,000	71,342,000	60,312,000

EXPENSES:
Interest	27,236,000	21,764,000	18,887,000
Depreciation and amortization	16,863,000	14,582,000	12,534,000
Real estate taxes	8,056,000	7,404,000	6,584,000
Operations and maintenance	10,447,000	12,362,000	8,346,000
General and administrative	3,840,000	3,476,000	2,877,000

Total expenses	66,442,000	59,588,000	49,228,000

INCOME BEFORE GAIN ON SALE OF REAL ESTATE
AND EXTRAORDINARY ITEM	11,660,000	11,754,000	11,084,000

Gain on sale of real estate	535,000	109,000	0

INCOME BEFORE EXTRAORDINARY ITEM	12,195,000	11,863,000	11,084,000

Extraordinary loss on early extinguishment of
debt/debt refinancing	0	0	467,000

NET INCOME	12,195,000	11,863,000	10,617,000

Preferred Share Distributions	7,903,000	7,984,000	3,565,000

NET INCOME FOR COMMON SHAREHOLDERS	$4,292,000	$3,879,000	$7,052,000

Income before gain on sale of real estate and
before extraordinary item per Common Share of
Beneficial Interest	$0.36	$0.36	$0.73

Gain on sale of real estate per Common Share of
Beneficial Interest	$0.05	$0.01	$0.00

Extraordinary loss on early extinguishment of debt/
debt refinancing per Common Share of Beneficial
Interest	$0.00	$0.00	($0.05)

Basic and Diluted Earnings per Common Share
of Beneficial Interest	$0.41	$0.37	$0.68

The accompanying notes are an integral part of these financial statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the years ended December 31, 1999, 1998 and 1997

							Cumulative	Unearned
				Preferred		Cumulative	Distributions	Compensation
	Common		Preferred	Shares of		Net Income	on Common	on Restricted
	Shares of		Shares of	Beneficial	Capital	Available for	Shares of	Shares of
	Beneficial	Par	Beneficial	Interest	In Excess	Common	Beneficial	Beneficial
	Interest	Value	Interest	Par Value	of Par Value	Shareholders	Interest	Interest

BALANCE, JANUARY 1, 1997	10,332,784	103,000	11,155	1,000	187,177,000	26,754,000	(76,891,000)	(131,000)

Issuance of common shares	82,697	1,000	-	-	1,545,000	-	-	(125,000)
Forfeiture of common shares	(54)	-	-	-	(1,000)	-	-	-
Issuance of preferred shares-Series B-1, B-2	-	-	1,183,331	12,000	29,354,000	-	-	-
Issuance of preferred shares-Series D	-	-	1,800,000	18,000	42,927,000	-	-	-
Accretion of discount on preferred shares
of beneficial interest	-	-	-	-	95,000	(95,000)	-	-
Accretion of unearned compensation on
restricted shares of beneficial interest	-	-	-	-	-	-	-	101,000
Net income	-	-	-	-	-	10,617,000	-	-
Distributions on preferred shares	-	-	-	-	-	(3,470,000)	-	-
Distributions on common shares
of beneficial interest($1.92 per share)	-	-	-	-	-	-	(19,880,000)	-

BALANCE, DECEMBER 31, 1997	10,415,427	104,000	2,994,486	31,000	261,097,000	33,806,000	(96,771,000)	(155,000)

Issuance of common shares	122,748	1,000	-	-	2,218,000	-	-	(241,000)
Forfeiture of common shares	(1,072)	-	-	-	(18,000)	-	-	-
Conversion of Series B-1 to common shares	-	-	(54)	-	(1,000)	-	-	-
Accretion of discount on preferred shares
of beneficial interest	-	-	-	-	74,000	(74,000)	-	-
Accretion of unearned compensation on
restricted shares of beneficial interest	-	-	-	-	-	-	-	153,000
Net income	-	-	-	-	-	11,863,000	-	-
Distributions on preferred shares	-	-	-	-	-	(7,910,000)	-	-
Distributions on common shares
of beneficial interest($1.92 per share)	-	-	-	-	-	-	(20,143,000)	-

BALANCE, DECEMBER 31, 1998	10,537,103	105,000	2,994,432	31,000	263,370,000	37,685,000	(116,914,000)	(243,000)

Issuance of common shares	26,151	1,000	-	-	339,000	-	-	(230,000)
Forfeiture of common shares	(422)	-	-	-	(8,000)	-	-	-
Accretion of discount on preferred shares
of beneficial interest	-	-	-	-	51,000	(51,000)	-	-
Accretion of unearned compensation on
restricted shares of beneficial interest	-	-	-	-	-	-	-	208,000
Net income	-	-	-	-	-	12,195,000	-	-
Distributions on preferred shares	-	-	-	-	-	(7,852,000)	-	-
Distributions on common shares
of beneficial interest($1.61 per share)	-	-	-	-	-	-	(16,983,000)	-

BALANCE, DECEMBER 31, 1999	10,562,832	106,000	2,994,432	31,000	263,752,000	41,977,000	(133,897,000)	(265,000)

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,

	1999	1998	1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	12,195,000	11,863,000	10,617,000

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	16,863,000	14,582,000	12,534,000
Amortization of unearned compensation on restricted shares
of beneficial interest	208,000	153,000	101,000
Gain on sale of real estate, net	(535,000)	(109,000)	0
Extraordinary loss on early extinguishment of debt/debt refinancing	0	0	467,000
Changes in assets and liabilities:
(Increase) decrease in-
Rents and other receivables	(11,000)	1,637,000	451,000
Prepaid expenses	(747,000)	(367,000)	(141,000)
Other assets	(1,202,000)	(284,000)	(30,000)
Increase (decrease) in-
Accounts payable and accrued expenses	626,000	697,000	469,000
Tenant security deposits	97,000	135,000	182,000
Other liabilities	26,000	(38,000)	70,000

Net cash provided by operating activities	27,520,000	28,269,000	24,720,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in shopping center properties	(10,219,000)	(97,387,000)	(27,803,000)
Proceeds from sale of real estate, net	10,121,000	440,000	0
Decrease (increase) in other assets	511,000	(1,325,000)	2,467,000
(Increase) decrease in accrued acquisition costs	(334,000)	185,000	(902,000)
Increase in restricted cash	(388,000)	(582,000)	(554,000)
Increase in deferred costs	(1,139,000)	(1,120,000)	(759,000)

Net cash used in investing activities	(1,448,000)	(99,789,000)	(27,551,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions paid on common shares of beneficial interest	(18,611,000)	(20,084,000)	(19,846,000)
Distributions paid on preferred shares of beneficial interest	(7,829,000)	(7,329,000)	(2,604,000)
Issuance of common shares of beneficial interest, net	109,000	1,638,000	120,000
Issuance of preferred shares of beneficial interest, net	0	0	42,732,000
Redemption of redeemable preferred shares	(445,000)	(1,782,000)	(1,336,000)
Proceeds of mortgages and notes payable	10,273,000	95,400,000	20,404,000
Repayments of mortgages and notes payable	(7,206,000)	(3,728,000)	(30,158,000)
(Decrease) increase in accrued expenses for preferred share offering	0	(479,000)	479,000
Increase in deferred financing costs	(256,000)	(626,000)	(838,000)

Net cash (used in) provided by financing activities	(23,965,000)	63,010,000	8,953,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,107,000	(8,510,000)	6,122,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,913,000	11,423,000	5,301,000

CASH AND CASH EQUIVALENTS, END OF YEAR	5,020,000	2,913,000	11,423,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of discount on increasing rate preferred shares	51,000	74,000	95,000

Preferred and common shares issued as part of the purchase price for the acquisition of real estate:
Fair value of assets acquired	0	3,665,000	86,447,000
Liabilities assumed	0	3,345,000	52,000,000

Preferred shares issued	0	0	33,147,000
Common shares issued	0	320,000	1,300,000

The accompanying notes are an integral part of these financial statements.

KRANZCO REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business and Nature of Operations

Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers and free-standing properties. The Company completed its initial public offering of shares of beneficial interest and commenced operations on November 19, 1992. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of December 31, 1999, the Company owned 62 properties in sixteen Northeastern, Southern and Mid-Atlantic states.

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

Real Estate

Real estate assets and improvements or replacements are carried at depreciated cost. Depreciation is computed using the straight-line method over the estimated useful life of thirty years for buildings and the lesser of the useful life or lease term of the improvements. Maintenance and repairs are charged to expense as incurred. The Company determines potential impairment losses in accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." No provision for impairment was required for 1999, 1998 and 1997.

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

Revenue Recognition

Minimum rental income is recognized on a straight-line basis over the term of the lease agreements regardless of when payments are due and accrued rents are included in rents receivable. Certain lease agreements contain provisions which provide for the reimbursement of the tenants' share of real estate taxes and certain common area maintenance costs. These additional rents are reflected on the accrual basis. Similarly, certain lease agreements provide for additional rents based on tenants' sales volume. These rents are accounted for on an accrual basis only after the respective tenant has reached its sales threshhold.

Comprehensive Income

The Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" which establishes additional disclosure for the elements of comprehensive income and a total comprehensive income calculation. Net income as reported by the Company reflects total comprehensive income for the years ended December 31, 1999, 1998 and 1997.

Earnings Per Share Data

The FASB issued Statement No. 128, "Earnings per Share" which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock.

Basic Earnings Per Share ("Basic EPS") is based on the weighted average number of common shares of beneficial interest outstanding. The weighted average number of shares outstanding used in the Basic EPS computations was 10,550,729, 10,478,793 and 10,341,958 in 1999, 1998 and 1997, respectively. The Diluted Earnings Per Share ("Diluted EPS") computations have been adjusted to give effect to common share equivalents; specifically, common share options outstanding. The weighted average number of shares outstanding used in the Diluted EPS computations was 10,550,729, 10,485,091 and 10,348,216 in 1999, 1998 and 1997, respectively. The Company's Series A-1 and B Preferred Shares and the majority of the Company's stock options were not included in the Diluted EPS calculation for any period presented because their impact would be anti-dilutive based on current market prices.

Statements of Cash Flows

Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $27,834,000, $22,196,000, and $19,715,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences in the cost basis for Federal income tax purposes and in the estimated useful lives used to compute depreciation. The Federal tax basis of the shopping center properties net of accumulated depreciation was $532,846,000 as of December 31, 1999.

New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for fiscal years beginning after June 15, 2000. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company does not currently have any derivative instruments or participate in any hedging activities, and accordingly, believes that SFAS 133 will not have an effect on the financial statements.

2. INDEBTEDNESS:

At December 31, 1999 and 1998, the Company had mortgages and notes payable outstanding of $353,208,000 and $350,141,000, respectively. Interest expense for the years ended December 31, 1999, 1998 and 1997 on the accompanying statements of operations is shown net of capitalized interest of $555,000, $850,000 and $947,000, respectively.

In 1996, the Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty-seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account as of December 31, 1999 and 1998 was $498,000 and $349,000, respectively. All funds in the Capital and TI Reserve Account may be used by the Company to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $1,000 and $178,000 as of December 31, 1999 and 1998, respectively.

In September 1998, the Company obtained a $65,900,000 fixed rate mortgage from Salomon Brothers Realty Corp. This mortgage is secured by nine properties acquired in September, 1998. The mortgage bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. The outstanding principal balance on the mortgage was approximately $65,194,000 and $65,805,000 as of December 31, 1999 and 1998, respectively. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of real estate taxes, insurance, tenant improvements and repair reserves. The balance of the tenant improvement and repair reserve account as of December 31, 1999 and 1998 was $619,000 and $345,000, respectively.

In addition, the Company has eleven mortgages outstanding as of December 31, 1999 which were assumed in connection with various acquisitions of certain shopping centers. These mortgages have maturity dates ranging from 2000 through 2009. Eight of the eleven mortgages assumed have fixed interest rates ranging from 7.75% to 9.375%. The outstanding principal balance on these mortgages at December 31, 1999 was approximately $46,133,000. Two mortgages have interest rates payable at a rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum. The outstanding principal balance on these mortgages at December 31, 1999 was approximately $6,866,000. The Company refinanced a $4,800,000 mortgage in the fourth quarter of 1999. This mortgage has an interest rate payable of London Interbank Offering Rate ("LIBOR") plus 250 basis points and is due in December 2000.

In 1998, the Company increased its secured line of credit from Salomon Brothers Realty Corp. to $100 million from $50 million (the "Salomon Facility"). Amounts borrowed under the line bear interest at the one month London Interbank Offering Rate plus 175 basis points, which interest rate was 8.23% at December 31, 1999. The weighted average interest rate on the Salomon Facility was 6.98% for the year ending December 31, 1999. As of December 31, 1999, there was $47,765,000 outstanding under this facility. The facility is secured by fifteen of the Company's shopping centers or portions thereof and the due date is July 2000. The Company has an option to extend the facility for an additional year. As a condition of the facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $442,000 as of December 31, 1999.

The Company has a $1.0 million unsecured line of credit from First Union National Bank. Amounts borrowed under the line will bear interest at that bank's prime rate. The weighted average interest rate on the First Union facility was 8.07% for the year ending December 31, 1999. There was $750,000 outstanding borrowings under this facility as of December 31, 1999 and no outstanding borrowings as of December 31, 1998. The facility's expiration date is April 30, 2000.

Aggregate principal payments on all outstanding indebtedness are due, as follows:

2000	$ 61,409,000
2001	5,294,000
2002	4,371,000
2003	193,895,000
2004	15,497,000
Thereafter	72,742,000
353,208,000

The Company has three balloon payments on debt obligations due in 2000. Two mortgages totalling $11 million collateralized by two properties are due in the fourth quarter of 2000. The Company intends to refinance the mortgages on these properties. The Salomon Facility, due in July 2000, will be extended at the Company's option, subject to meeting certain requirements of the Salomon Facility documents, if the proposed merger with CV Reit, Inc. is not consummated at that time.

The carrying values of the long-term debt at December 31, 1999 and 1998 were approximately equal to their respective fair values, as determined by using year-end interest rates and market conditions. The Company is subject to certain debt covenants. As of December 31, 1999, the Company was in compliance with all debt covenants.

3. RISKS AND UNCERTAINTIES:

The retailing industry has had numerous entities file for bankruptcy protection in recent years. The Company has several tenants which are currently operating under Chapter 11 of the Bankruptcy Code. These bankrupt tenants continue to pay rent, have not rejected their leases and, in the aggregate, represent approximately 1.4% of the Company's annual rental revenue. The Company monitors each situation closely and believes that it maintains adequate reserves against the risk of uncollectable amounts associated with pre-petition rent, straight-line rental income and expense reimbursements for certain of these tenants. The Company's releasing assumptions provide for the related capital costs of retenanting including capital improvements, tenant allowances and leasing commissions.

A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. This provision is recorded in operations and maintenance expenses within the accompanying consolidated statements of operations. The activity in the allowance for credit losses during 1999, 1998 and 1997 was as follows:

Year Ended	Balance at Beginning of Year	Provision for Credit Losses	Accounts Written Off	Balance at End of Year
31-Dec-99	$2,160,000	$711,000	($667,000)	$2,204,000

31-Dec-98	$1,152,000	$3,443,000	($2,435,000)	$2,160,000

31-Dec-97	$1,245,000	$445,000	($538,000)	$1,152,000

4. OPERATING LEASES:

The Company's shopping centers are leased to tenants under operating leases with expiration dates extending to the year 2022. Future minimum rentals under noncancellable operating leases, excluding tenant reimbursements of operating expenses and additional contingent rentals based on tenants' sales volume as of December 31, 1999 are as follows:

2000 $58,044,000

2001 $54,475,000

2002 $48,923,000

2003 $44,507,000

2004 $39,092,000

Thereafter $194,288,000

The revenue resulting from straight-line rental income adjustments for the years ended December 31, 1999, 1998 and 1997 was $237,000, $505,000 and $946,000, respectively. No tenant represented more than 10% of the minimum rental revenues for 1999, 1998 or 1997.

5. PREFERRED SHARES OF BENEFICIAL INTEREST:

In connection with the purchase of five shopping centers in 1995, the Company issued 11,155 shares of non-voting Series A-1 Increasing Rate Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share, of Kranzco Realty Trust (the "Series A-1 Preferred Shares") at a face amount of $11,155,000. The Preferred Shares were valued for accounting purposes based on the fair value of the assets acquired and recorded at approximately $7,976,000, net of issuance costs. The Preferred Shares have an initial distribution rate of 5.0% per annum with increases of 0.25% per annum up to a maximum rate of 6.5% per annum. As of December 31, 1999, the distribution rate on the Preferred Shares is 6.0%. The Company recorded a discount of approximately $467,000 at the time of issuance which represents the present value of the difference between the total distributions to be paid in the seven year period prior to commencement of the perpetual distribution and the perpetual distribution amount for that same seven year period. This amount is accreted on an effective interest method over the seven years through a charge to cumulative net income available for common shareholders. The Preferred Shares are redeemable by the Company at any time at their liquidation preference and are convertible into the Company's Common Shares of Beneficial Interest (the "Common Shares"), at a rate of 16.67% annually commencing in the fifth year, with a maximum of 50% convertible in any one year. The Preferred Shares are convertible into that number of Common Shares as would result in the holder receiving the same amount of distributions from the Common Shares at the applicable conversion dates as they received as a holder of the Preferred Shares, up to a maximum of the greater of 500,000 Common Shares or 5% of the then outstanding Common Shares.

In connection with the acquisition of sixteen shopping centers in 1997, the Company issued 1,183,331 shares of Series B-1 and Series B-2 Cumulative Convertible Preferred Shares of Beneficial Interest (the "Series B Preferred Shares"), par value $0.01 per share, each with a $25.00 per share liquidation preference. These shares were recorded, net of issuance costs, at approximately $29,366,000. The Series

B Preferred Shares have a distribution rate of 9.75% per annum and distributions are paid quarterly in arrears for each calendar quarter on January 20, April 20, July 20 and October 20 of each year. The Series B-1 Preferred Shares are convertible into Common Shares after February 1998 with the following conversion prices: $19.175 in the first year, $18.69 in the second year, $18.20 in the third year, $17.71 in the fourth year and thereafter. In the second quarter of 1998, 54 shares of the Series B Preferred Shares were converted into 70 Common Shares. The Series B-2 Preferred Shares automatically converted into Series B-1 Preferred Shares on February 28, 2000 and follow the conversion rates of the Series B-1 Preferred Shares. The Company also issued 356,400 shares of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series C Preferred Shares"), par value $0.01 per share, each with a $10.00 liquidation preference. These shares were recorded, net of issuance costs, at approximately $3,560,000. The Series C Preferred Shares have a distribution rate of 8% per annum and distributions are payable quarterly on the last day of January, April, July and October of each year with respect to the immediately preceding calendar quarter. The Company was required to redeem, commencing April 1997, in eight equal quarterly installments all of the outstanding Series C Preferred Shares at a redemption price equal to the $10.00 liquidation price plus an amount equal to the accrued and unpaid distributions, if any, allocable to the Series C Preferred Shares. The final redemption of the Series C Preferred Shares was on January 29, 1999.

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

Other than the 54 Series B Preferred Shares discussed above, there was no conversion of preferred shares into common shares of beneficial interest during 1999 or 1998.

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

On June 6, 1995 the shareholders approved the Company's 1995 Incentive Plan. The purpose of the Incentive Plan is to align the interests of the Company's trustees, executive officers, key employees, advisors and consultants with those of the shareholders and to enable the Company to attract, compensate and retain trustees, executive officers, key employees, advisors and consultants and provide them with appropriate incentives and rewards for performance. Awards under the Incentive Plan may take the form of share options ("Options"), including corresponding share appreciation rights ("SARs") and reload options, and in the case of employees, restricted share awards, and share purchase awards. Awards under the Incentive Plan may be granted in combination with other awards. The maximum number of Common Shares that may be the subject of awards under the Incentive Plan is 1,000,000 Common Shares. The Incentive Plan provides that in any given year, the maximum number of Common Shares with respect to which Options or SARs may be granted to any employee is 100,000 Common Shares. During 1999, 1998 and 1997, 17,131, 13,049 and 7,711 restricted shares, respectively, were issued to employees and officers of the Company at the then market price of $13.44, $18.44 and $16.25 per share, respectively. The shares will vest with the employees and be recorded as compensation expense over various periods of time. Compensation expense of $208,000 in 1999, $153,000 in 1998 and $101,000 in 1997 was recognized in connection with these plans.

The following tables show the activity and balances for each share option plan and the incentive plan:

	Trustee Plan			Employee Plan
	1999	1998	1997	1999	1998	1997
Outstanding, beginning of year	429,300	430,800	387,800	191,550	191,550	133,200
Granted at

$19.06 per share	-	-	-	-	7,500	-
$18.31 per share	-	4,500	-	-	-	-
$16.25 per share	-	-	43,000	-	-	59,500
$12.75 per share	3,000	-	-	-	-	-
$13.44 per share	3,000	-	-	-	-	-

Exercised at

$17.13 per share	-	(3,000)	-	-	-	-
$16.25 per share	-	-	-	-	(3,750)	-

Retired at prices ranging from $16.25 to $20.00 per share	(5,000)	(3,000)	-	(3,600)	(3,750)	(1,150)

Outstanding, end of year	430,300	429,300	430,800	187,950	191,550	191,550

Incentive Plan
	1999	1998	1997
Outstanding, beginning of year	312,000	303,000	297,000
Granted at

$19.19 per share	-	12,000	-
$16.25 per share	-	-	4,500
$16.00 per share	-	-	1,500
$11.75 per share	6,000	-	-

Exercised at $15.25 per share	-	(3,000)	-
Retired at prices ranging from $15.25 to $19.19 per share	(7,500)	-	-

Outstanding, end of year	310,500	312,000	303,000

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

1999	1998	1997

Net income for common shareholders	$4,232,000	$3,823,000	$7,008,000
Earnings per common share	$0.40	$0.36	$0.67

The pro forma effect on results may not be representative of the impact in future years because the fair value method was not applied to options granted before 1995.

The fair value of each option was estimated on the grant date using the Black-Scholes option pricing model and assumptions including the following weighted-average information presented below.

	1999	1998	1997

Expected life in years	2.3	2.33	2.99
Risk-free interest rate	5.13%	5.57%	6.20%
Volatility	22.40%	18.26%	19.65%
Dividend yield	9.38%	9.06%	9.01%

The weighted average fair value of options granted was $0.94 per option in 1999, $1.13 per option in 1998 and $1.08 per option in 1997.

7. RELATED PARTY TRANSACTIONS:

The Company rents office space in Conshohocken, Pennsylvania, under the terms of a net lease from an officer of the Company. The minimum annual rental under the lease is $154,000 and the lease was extended to January 14, 2004. During 1999, 1998 and 1997, the Company paid $154,000 in annual rent, respectively.

In December 1998, the Company terminated an Exchange Offer with New America Network, Inc., a Delaware corporation which conducts business under the name New America International ("NAI"), due to disruptions to the securities markets. In management's opinion, public offerings of small capitalization companies would not have been favorable at that time. The Company recorded a $250,000 charge to general and administrative expenses for costs related to the terminated transaction in the fourth quarter of 1998. As of December 31, 1999, the Company has an investment of $1,250,000 for a minority interest in NAI common stock. This investment was accounted for using the cost method. The Chief Executive Officer of NAI is a member of the Company's Board of Trustees. The investment is included in other assets in the accompanying consolidated balance sheet.

8. 401 (k) PLAN:

During 1993, the Company adopted a 401(k) Plan covering substantially all of the officers and employees of the Company and subsidiaries which permits participants to defer up to a maximum of 10% of their compensation. The Company, at its discretion, may match up to 50% of the initial five percent of the employees' contributions and may also make an additional discretionary contribution. The employees' contributions, together with contributions from the Company are generally fully vested and are fully funded as of December 31, 1999 and 1998. The Company's contributions to the Plan for the years ended December 31, 1999, 1998 and 1997 were $85,000, $80,000 and $70,000, respectively.

9. ACQUISITIONS AND DISPOSITIONS:

In June 1999, the Company sold one of its free-standing properties located in Tucson, AZ for approximately $864,000 and recorded a net loss on the sale of approximately $18,000. In July and August 1999, the Company completed the sale of three additional free-standing properties located in Raynham, MA, Roseville, MN, and Minnetonka, MN as well as a 61,000 square foot shopping center in Orange, CT. Total proceeds on the sales were approximately $9,887,000 and the net gain was approximately $545,000. The proceeds of the sales were used to pay down debt obligations and for general corporate purposes, including the continuing program of upgrading and expanding existing properties. In September 1999, the Company sold a parcel of land at its center in Bainbridge, GA, and recorded a gain of approximately $59,000. The net proceeds from the sale of approximately $235,000 was used to repay debt outstanding on the property. In the third quarter of 1999, the Company finalized the condemnation of a small portion of land at one of their properties by the respective township authority. Gross proceeds were approximately $99,000 and the Company recorded a loss of $51,000 related to the transaction.

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

Year ended December 31,1998 (Unaudited)
Pro forma total revenues $78,124,000
Pro forma net income available for common shareholders $3,478,000
Pro forma net income per common share $0.33

Year ended December 31,1997 (Unaudited)
Pro forma total revenues $76,323,000
Pro forma net income availablefor common shareholders $4,146,000

Pro forma net income per common share $0.40

In 1998, the Company sold one of its free-standing properties located in Richmond, Virginia, for a sale price of $420,000. The Company recorded a gain on sale of the property of $89,000. Also in 1998, the Company sold a parcel of land of approximately 8,500 square feet at one of its properties to a third party buyer. The sales price of the land parcel was $40,000 and the Company recorded a gain on the sale of approximately $20,000.

10. DISTRIBUTIONS ON COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST:

On December 14, 1999, the Trustees declared a cash distribution of $0.325 per common share, payable to common shareholders of record on December 28, 1999. The distribution of $3,433,000 was paid on January 21, 2000. The Company declared distributions of $1.61 per common share for the year ended December 31, 1999. Of the $1.61 per share distributed, the fourth quarter distribution of $0.325 per share is reportable for tax purposes in the year 2000. Of the remaining distribution, the Company determined that $0.3356 per share is a return of capital, $0.0709 per share is unrecaptured section 1250 gain, $0.009 per share is 20% gain and $0.8695 per share is ordinary income for 1999.

In December 1998, the Trustees declared a cash distribution of $0.48 per common share, payable to common shareholders of record on December 28, 1998. The distribution of $5,058,000 was paid on January 20, 1999. The Company declared distributions of $1.92 per common share for the year ended December 31, 1998. The Company determined that $1.09 per share of the distributions represented ordinary income to the recipient and $0.83 per share represented a return of capital in 1998.

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

The Company accrued the quarterly distribution on the Series A-1 Preferred Shares of $167,000, $160,000 and $153,000 as of December 31, 1999, 1998 and 1997, respectively. These distributions were paid on January 1, 2000, 1999 and 1998, respectively.

The Company accrued $585,000, $572,000 and $571,000 of the distribution on the Series B Preferred Shares as of December 31, 1999, 1998 and 1997, respectively. The distributions were paid on January 20, 2000, 1999 and 1998, respectively.

The Company accrued $12,000 and $45,000 of the distribution on the Series C Preferred Shares as of December 31, 1998 and 1997, respectively. The distributions were paid on January 29, 1999 and January 30, 1998, respectively.

The Company accrued $867,000, $848,000 and $242,000 of the distribution on the Series D Preferred Shares as of December 31, 1999, 1998 and 1997, respectively. The distributions were paid on January 20, 2000, 1999 and 1998, respectively.

11. INTERIM RESULTS (Unaudited):

The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

Revenue	Net Income(Loss) For Common Shareholders	Basic/Diluted Earnings(Loss) Per Common Share

Year ended December 31, 1999
First Quarter	$20,136,000	$1,503,000	$0.14
Second Quarter	$19,492,000	$1,044,000	$0.10
Third Quarter	$19,126,000	$1,174,000	$0.11
Fourth Quarter	$19,348,000	$571,000	$0.05

Year ended December 31, 1998
First Quarter	$16,707,000	$1,659,000	$0.16
Second Quarter	$16,982,000	$1,795,000	$0.17
Third Quarter	$17,296,000	$1,946,000	$0.19
Fourth Quarter	$20,357,000	($1,521,000)	($0.14)

As a result of tenant bankruptcy filings and a terminated transaction, the Company recorded a total charge of $3.1 million in the fourth quarter of 1998. Per share amounts are based on weighted average shares outstanding each quarter and may not equate to the full year amounts due to increases in shares outstanding.

12. PROPOSED MERGER TRANSACTION:

In December 1999, the Company signed an Agreement and Plan of Reorganization and Merger with CV Reit, Inc. ("CV") to create a new community shopping center umbrella partnership real estate investment trust ("UPREIT") to be called Kramont Realty Trust. Terms of the merger call for shareholders of CV and Kranzco to each receive one share of Kramont Realty Trust common stock for each outstanding share of CV and Kranzco they hold on a tax-free basis. The merger agreement is subject to approval by shareholders of both companies and other customary conditions. Kramont Realty Trust will consist of 84 properties encompassing approximately 11 million square feet in 16 states with an asset base of approximately $800 million. The merger agreement anticipates that the initial distribution policy of Kramont will provide for distributions at the annual rate of $1.30 per common share which will be equal to the current annual payout rate to the Company's shareholders. The Company anticipates the transaction being completed in the second quarter of 2000.

			Kranzco Realty Trust						Schedule III
			Real Estate and Accumulated Depreciation- December 31, 1999

	Column A		Column B		Column C	Column D	Column E	Column F	Column G	Column I
									& H
						Cost of	Amount at
			Encumbrances		Initial	Improvements	Which Carried		Date
			Maturity	Balance at	Cost	Net of	December 31,	Accumulated	Constructed	Depreciable
	Description	Interest Rate	Date	December 31, 1999	to Trust	Retirements	1999	Depreciation	or Acquired	Life (Years)
Shopping Centers:
A & P Mamaroneck
	Land	Note 1	Note 1	$1,061,000	$287,710	$0	$287,710
	Buildings and improvements				1,150,837	65,731	1,216,568	$281,400	11/19/92	30
Ames Center
	Land			0	1,200,651	-1,200,651	0
	Buildings and improvements				800,434	-800,434	0	0	2/21/97	30
Anneslie Shopping Center
	Land	Note 1	Note 1	5,859,000	1,348,713	0	1,348,713
	Buildings and improvements				5,394,854	505,643	5,900,497	1,303,324	6/29/93	10-30
Bainbridge Town Center
	Land	Note 6	Note 6	4,358,000	2,328,145	-174,145	2,154,000
	Buildings and improvements				5,432,338	13,800	5,446,138	520,148	2/21/97	5-30
Bakers Square-Minnetonka
	Land			0	670,656	-670,656	0
	Buildings and improvements				447,104	-447,104	0	0	2/21/97	30
Bakers Square-Roseville
	Land			0	847,112	-847,112	0
	Buildings and improvements				564,741	-564,741	0	0	2/21/97	30
Barn Plaza Shopping Center
	Land	Note 1	Note 1	9,164,000	1,284,790	875,776	2,160,566
	Buildings and improvements				6,808,226	2,987,404	9,795,630	2,526,233	11/19/92	5-30
Barn Theater
	Land	Note 6	Note 6	3,929,000	226,865	935,426	1,162,291
	Buildings and improvements				584,818	3,697,982	4,282,800	145,428	9/1/94	30
Bensalem Square
	Land	Note 1	Note 1	4,281,000	1,185,101	160,806	1,345,907
	Buildings and improvements				4,532,826	37,730	4,570,556	1,092,815	11/19/92	5-30
Bethlehem Square
	Land	Note 1	Note 1	16,249,000	4,816,318	146	4,816,464
	Buildings and improvements				19,265,294	1,228,170	20,493,464	5,086,336	11/19/92	10-30
Bradford Mall
	Land	Note 6	Note 6	1,297,000	1,518,627	93,746	1,612,373
	Buildings and improvements				5,954,606	1,757,238	7,711,844	1,968,106	11/19/92	5-30
Bristol Commerce Park
	Land	Note 1	Note 1	12,994,000	3,092,633	-134,742	2,957,891
	Buildings and improvements				13,959,722	1,501,095	15,460,817	3,658,873	11/19/92	4-30
Brookway Village
	Land	Note 6	Note 6	1,982,000	854,647	0	854,647
	Buildings and improvements				1,994,177	0	1,994,177	188,339	2/21/97	30
Builder's Square
	Land	7.50%	10/1/06	2,363,000	2,476,656	0	2,476,656
	Buildings and improvements				1,651,104	0	1,651,104	155,938	2/21/97	30
Campus Village
	Land	8%	12/1/02	2,532,000	951,663	1,763	953,426
	Buildings and improvements				3,013,599	21,148	3,034,747	481,300	4/19/95	5-30
Cary Plaza
	Land	7.875%	2/1/09	1,285,000	945,387	0	945,387
	Buildings and improvements				2,205,903	8,296	2,214,199	211,633	2/21/97	5-30
Collegetown Shopping Center
	Land	Note 1	Note 1	5,487,000	1,901,831	9,704	1,911,535
	Buildings and improvements				7,609,275	1,230,897	8,840,172	2,026,383	11/19/92	4-30
Coral Hills
	Land	Note 2	Note 2	4,800,000	3,086,879	6,104	3,092,983
	Buildings and improvements				5,732,775	117,883	5,850,658	917,334	4/19/95	30
The Mall at Cross County
	Land	Note 1	Note 1	20,283,000	5,330,148	0	5,330,148
	Buildings and improvements				21,320,590	7,178,239	28,498,829	6,075,336	11/19/92	5-30
Culpeper
	Land	Note 6	Note 6	1,321,000	1,172,766	355,173	1,527,939
	Buildings and improvements				3,518,299	3,274,175	6,792,474	561,882	4/19/95	30
Douglas Crossing
	Land	7.00%	Note 9	15,005,000	7,166,424	0	7,166,424
	Buildings and improvements				13,309,074	0	13,309,074	554,545	9/29/98	30
East Main Center
	Land	Note 7	Note 7	2,574,000	2,133,090	7,753	2,140,843
	Buildings and improvements				4,406,511	0	4,406,511	416,171	2/21/97	30
Fox Run
	Land	Note 1	Note 1	14,069,000	7,945,202	218,403	8,163,605
	Buildings and improvements				16,663,137	389,384	17,052,521	3,486,045	7/21/94	5-30
Franklin Center
	Land	Note 6	Note 6	6,587,000	2,873,838	0	2,873,838
	Buildings and improvements				6,705,622	0	6,705,622	633,309	2/21/97	30
Golfland
	Land			0	997,368	-997,368	0
	Buildings and improvements				3,989,469	-3,989,469	0	0	11/19/92	5-30
Groton Square
	Land	Note 1	Note 1	12,174,000	3,490,394	0	3,490,394
	Buildings and improvements				13,986,580	542,697	14,529,277	3,482,610	11/19/92	5-30
Harrodsburg Marketplace
	Land	Note 6	Note 6	2,836,000	1,235,502	0	1,235,502
	Buildings and improvements				2,882,839	90,335	2,973,174	273,014	2/21/97	30
Highridge Plaza
	Land	Note 1	Note 1	7,242,000	1,564,430	611,382	2,175,812
	Buildings and improvements				6,057,721	425,817	6,483,538	1,519,546	11/19/92	4-30
Hillcrest Mall
	Land	Note 1	Note 1	5,384,000	1,415,066	0	1,415,066
	Buildings and improvements				4,416,833	2,273,027	6,689,860	1,235,466	11/19/92	4-30
Hillcrest Plaza
	Land	Note 1	Note 1	3,832,000	1,134,826	2,056	1,136,882
	Buildings and improvements				5,957,835	56,717	6,014,552	958,086	4/19/95	4-30
Holcomb Bridge Center
	Land	8.20%	11/1/00	6,305,000	2,483,409	0	2,483,409
	Buildings and improvements				5,800,621	22,000	5,822,621	401,633	12/19/97	3-30
KR Development, LP
	Land	Note 6	Note 6	5,250,000	0	0	0
	Buildings and improvements				0	4,133,342	4,133,342	280,451	6/1/97	10-30
KR Pensacola II, Inc.
	Land			0	0	362,912	362,912
	Buildings and improvements				0	0	0	0	9/29/98
Lilac New York
	Land	Note 6	Note 6	5,286,000	205,935	152,147	358,082
	Buildings and improvements				0	2,749,975	2,749,975	189,639	11/21/97	30
Mableton Village
	Land	9.20%	8/1/06	10,410,000	4,165,152	0	4,165,152
	Buildings and improvements				9,724,688	61,132	9,785,821	659,646	12/19/97	30
Marumsco-Jefferson Plaza
	Land	9.375%	7/1/04	15,307,000	5,487,073	50,084	5,537,157
	Buildings and improvements				16,461,219	824,586	17,285,805	2,838,823	4/19/95	30
MacArthur Plaza
	Land	Note 1	Note 1	2,308,000	682,696	-264	682,432
	Buildings and improvements				2,727,666	28,138	2,755,804	586,143	9/28/93	3-30
Magnolia
	Land	Note 6	Note 6	4,320,000	1,747,286	0	1,747,286
	Buildings and improvements				4,077,001	41,000	4,118,001	402,133	2/21/97	30
Manchester Kmart Plaza
	Land	Note 1	Note 1	2,522,000	1,051,958	59,394	1,111,352
	Buildings and improvements				3,092,778	990,400	4,083,178	756,823	5/24/94	3-30
Meeting Square
	Land	7.00%	Note 9	2,405,000	1,279,112	0	1,279,112
	Buildings and improvements				2,375,493	0	2,375,493	98,979	9/29/98	30
Milford
	Land	Note 1	Note 1	1,470,000	0	0	0
	Buildings and improvements				2,123,804	8,813	2,132,617	505,577	11/19/92	30
Musicland
	Land	Note 6	Note 6	2,700,000	2,787,494	0	2,787,494
	Buildings and improvements				1,858,329	0	1,858,329	175,509	2/21/97	30
North Ridge Shopping Center
	Land	Note 1	Note 1	2,597,000	590,343	0	590,343
	Buildings and improvements				2,361,369	280,891	2,642,260	632,004	11/19/92	5-30
Northpark Center
	Land	7.75%	1/1/03	4,585,000	3,738,602	0	3,738,602
	Buildings and improvements				8,729,404	0	8,729,404	591,919	12/19/97	30
Orange
	Land	Note 1	Note 1	786,000	0	0	0
	Buildings and improvements				105,724	439	106,163	25,168	11/19/92	30
Park Center
	Land	Note 8	Note 8	4,292,000	2,651,520	10,450	2,661,970
	Buildings and improvements				5,478,753	69,566	5,548,319	533,792	2/21/97	5-30
Park Hills Plaza
	Land	Note 1	Note 1	9,602,000	2,752,903	4,516	2,757,419
	Buildings and improvements				9,976,436	1,567,179	11,543,615	2,549,737	11/19/92	30
Park Plaza
	Land	8.25%	9/1/01	3,346,000	1,222,700	0	1,222,700
	Buildings and improvements				2,853,117	0	2,853,117	167,711	3/27/98	30
Parkway Plaza I
	Land	Note 6	Note 6	1,532,000	1,213,750	0	1,213,750
	Buildings and improvements				4,854,998	252,476	5,107,474	1,226,889	11/19/92	5-30
Parkway Plaza II
	Land			0	1,032,538	0	1,032,538
	Buildings and improvements				3,930,151	-287,754	3,642,397	936,438	11/19/92	30
Pickaway Crossing
	Land	7.00%	Note 9	6,196,000	2,898,636	0	2,898,636
	Buildings and improvements				5,383,180	0	5,383,180	224,299	9/29/98	30
Pilgrim Gardens
	Land	Note 1	Note 1	4,058,000	1,056,600	0	1,056,600
	Buildings and improvements				4,083,178	453,953	4,537,131	1,084,194	11/19/92	5-30
Port Washington
	Land	Note 1	Note 1	446,000	50,000	0	50,000
	Buildings and improvements				600,026	2,697	602,723	142,879	11/19/92	30
69th Street Drug Emporium Plaza
	Land	Note 1	Note 1	2,479,000	730,424	3,542	733,966
	Buildings and improvements				2,921,696	33,054	2,954,750	588,216	2/15/94	30
Sinclair Paints
	Land			0	484,782	-484,782	0
	Buildings and improvements				323,188	-323,188	0	0	2/21/97	30
Snellville Oaks
	Land	7.00%	Note 9	12,239,000	5,763,012	0	5,763,012
	Buildings and improvements				10,702,736	3,558	10,706,294	446,837	9/29/98	5-30
Statler Crossing
	Land	7.00%	Note 9	6,291,000	3,064,466	0	3,064,466
	Buildings and improvements				5,691,151	0	5,691,151	237,131	9/29/98	30
Stratford Square
	Land			0	3,057,993	241,273	3,299,266
	Buildings and improvements				12,231,971	293,585	12,525,556	2,923,351	11/19/92	5-30
Street Road Plaza
	Land	Note 1	Note 1	4,127,000	1,796,172	32,963	1,829,135
	Buildings and improvements				5,159,488	849,448	6,008,936	1,261,664	9/28/93	5-30
Suburban Plaza
	Land	Note 1	Note 1	10,453,000	3,277,322	4,784	3,282,106
	Buildings and improvements				13,109,289	422,876	13,532,165	2,589,790	2/15/94	30
Summerville
	Land	7.00%	Note 9	2,280,000	885,057	0	885,057
	Buildings and improvements				1,643,676	18,280	1,661,956	73,056	9/29/98	30
Tifton Corners
	Land	7.00%	Note 9	8,609,000	4,373,875	0	4,373,875
	Buildings and improvements				8,122,911	11,040	8,133,951	339,007	9/29/98	30
Tower Plaza
	Land	Note 6	Note 6	2,590,000	1,567,130	0	1,567,130
	Buildings and improvements				3,662,636	150	3,662,786	248,349	12/19/97	30
Towne Square
	Land			0	1,589,041	0	1,589,041
	Buildings and improvements				3,707,763	26,082	3,733,845	363,491	2/21/97	3-30
Valley Fair (Formerly Best Plaza)
	Land	Note 1	Note 1	5,747,000	1,693,227	531	1,693,758
	Buildings and improvements				6,772,906	32,060	6,804,966	1,428,236	9/28/93	3-30
Valley Forge Mall
	Land	Note 6	Note 6	0	972,663	113,789	1,086,452
	Buildings and improvements				4,006,745	563,072	4,569,817	1,007,041	11/19/92	5-30
Vidalia
	Land	7.00%	Note 9	4,269,000	1,449,626	0	1,449,626
	Buildings and improvements				2,692,162	0	2,692,162	112,173	9/29/98	30
Village Oaks
	Land	7.00%	Note 9	7,900,000	4,134,169	-360,000	3,774,169
	Buildings and improvements				7,677,742	19,367	7,697,109	323,672	9/29/98	30
Village Square
	Land	Note 1	Note 1	1,850,000	371,566	0	371,566
	Buildings and improvements				1,486,265	852,019	2,338,284	475,225	11/19/92	3-30
Wampanoag Plaza
	Land	Note 6	Note 6	3,777,000	1,583,670	-16,456	1,567,214
	Buildings and improvements				8,606,897	1,193,278	9,800,175	2,353,392	11/19/92	5-30
Whitehall Square
	Land	Note 1	Note 1	15,176,000	4,522,056	105,081	4,627,138
	Buildings and improvements				18,088,227	511,871	18,600,098	4,399,139	11/19/92	3-30

				$352,458,000	$547,419,924	$36,840,574	$584,260,498	$73,939,753

			Kranzco Realty Trust						Schedule III
			Real Estate and Accumulated Depreciation- December 31, 1999						(continued)
Notes:
(1)	Total REMIC of $181,700,000 with interest rate of 7.960% and maturity date 6/2003.
(2)	Interest rate is LIBOR plus 250 basis points. Maturity date is 12/00.
(3)	The Federal tax basis of the Shopping Center properties was $532,846,000 at December 31, 1999.
(4)	Reconciliation of amount shown in column E:
	Balance at beginning of period, December 31, 1998				$584,883,408

	Additions during period:
	Land			$283,855
	Buildings and improvements			9,919,624
					10,203,479
	Deductions during the period
	Retirements			187,175
	Properties sold			10,639,214
					10,826,389

	Balance December 31, 1999				$584,260,498

(5)	Reconciliation of amount shown in column F:
	Balance at beginning of period, December 31, 1998				$59,793,288

	Additions during period:

	Buildings and improvements			$15,402,652
					15,402,652
	Deductions during the period
	Retirements			1,256,187
	Properties sold			0
					1,256,187

	Balance December 31, 1999				$73,939,753

(6)	Property is collateral for the Salomon Brothers Realty Corp. secured line of credit of up to $100 million.
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

EXHIBIT INDEX

Exhibit
Number Description

2.1 Agreement and Plan of Reorganization and Merger among Kranzco Realty Trust, KRT Trust, CV Reit, Inc. and Kramont Realty Trust, dated as of December 10, 1999. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 14, 1999.)

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

10.4 Loan Agreement dated as of February 26, 1997 by and among the Company, the borrowers named therein, Salomon Brothers Realty Corp. and LaSalle National Bank as Collateral Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.5 Amended and Restated Global Promissory Note dated September 29, 1998 in the amount of $100,000,000 executed in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 13, 1998.)

10.6 Unlimited Guaranty of Payment dated as of February 26, 1997 issued by Kranzco Realty Trust in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.7 Amendment to Loan Agreement and Guaranty, dated as of September 29, 1998, by and among the Company, the borrowers named therein, Salomon Brothers Realty Corp. and LaSalle National Bank as Collateral Agent. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 13, 1998.)

10.8 Form of Exemplar Open End Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by the Borrowers for the benefit of Salomon Brothers Realty Corp., and filed in Pennsylvania, New York, Connecticut, Rhode Island, Mississippi, North Carolina, Kentucky, Massachusetts, Minnesota, Arizona, Georgia, and Michigan with respect to Bradford Mall, Bradford, PA; Barn Plaza, Doylestown, Pennsylvania; Circuit City at Mall at Cross County, Yonkers, New York; Parkway Plaza I, Hamden, Connecticut; Valley Forge Mall, Phoenixville, Pennsylvania; Wampanoag Plaza, East Providence, Rhode Island; Brookway Village, Brookhaven, Mississippi; Magnolia Plaza, Morganton, North Carolina; Harrodsburg Marketplace, Harrodsburg, Kentucky; Franklin Center, Chambersburg, Pennsylvania; Ames Center, Raynham, Massachusetts; Baker's Square, Minnetonka, Minnesota; Baker's Square, Roseville, Minnesota; Sinclair Paints, Tucson, Arizona; 30000 Plymouth Road, Livonia, Michigan; Tower Plaza, Georgia; 1615 E. Shotwell Street, Bainbridge Town Center, Georgia; and Filene's Basement at Valley Fair, 260 West Swedesford Road, Devon, Pennsylvania. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed March 14, 1997.)

10.9 Trust and Servicing Agreement, dated as of June 18, 1996, among KRT Origination Corp., GE Capital Management Corporation and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.10 Cash Collateral Account, Security, Pledge and Assignment Agreement, dated as of June 18, 1996, among the Borrowers, State Street Bank and Trust Company, as Agent, and KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.11 Cash Collateral Agreement, dated June 18, 1996, among the Borrowers, and State Street Bank and Trust Company, as Agent. (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.12 $123,700,000.00 Class A Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.13 $20,600,000.00 Class B Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.14 $28,900,000.00 Class C Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.15 $8,500,000.00 Class D Mortgage Note dated June 18, 1996 made by the Borrowers in favor of KRT Origination Corp., as Lender. (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.16 Form of Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., as mortgagee, and filed in Connecticut, Maryland, New Jersey, New York and Pennsylvania with respect to Groton Square in Groton, Connecticut, Manchester Kmart in Manchester, Connecticut, Milford in Milford, Connecticut, Orange in Orange, Connecticut, Fox Run in Prince Frederick, Maryland, Hillcrest Plaza in Frederick, Maryland, Anneslie in Baltimore, Maryland, Suburban Plaza in Hamilton, New Jersey, Collegetown in Glassboro, New Jersey, Hillcrest Mall in Phillipsburg, New Jersey, The Mall at Cross County in Yonkers, New York, Highridge Plaza in Yonkers, New York, North Ridge in New Rochelle, New York, Village Square in Larchmont, New York, A&P Mamaroneck in Mamaroneck, New York, Port Washington in Port Washington, New York, Bethlehem in Bethlehem, Pennsylvania, Whitehall Square in Whitehall, Pennsylvania, Bristol Commerce Park in Bristol, Pennsylvania, Park Hills Plaza in Altoona, Pennsylvania, Barn Plaza in Doylestown, Pennsylvania, Best Plaza in Tredyffrin, Pennsylvania, Bensalem Square in Bensalem, Pennsylvania, Street Road in Bensalem, Pennsylvania, Pilgrim Gardens in Drexel Hill, Pennsylvania, 69 th Street Plaza in Upper Darby, Pennsylvania and MacArthur Road in Whitehall, Pennsylvania (the "Properties"). (Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.17 Form of Unrecorded Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits made by the Borrowers, as grantor, for the benefit of KRT Origination Corp., and held in escrow with respect to the Properties located in Maryland and in New York. (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.18 Escrow Agreement made among KRT Origination Corp., the Borrowers and Robinson Silverman Pearce Aronsohn & Berman LLP, as escrow agent, with respect to the unrecorded second mortgages covering the Properties located in New York and Maryland. (Incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

10.27 Severance Benefits Agreement dated as of July 30, 1998 by and between Kranzco Realty Trust and Gerald C. Finn.

10.28 Severance Benefits Agreement dated as of July 30, 1998 by and between Kranzco Realty Trust and Bernard J. Korman.

10.29 Agreement dated October 30, 1997 between Kranzco Realty Trust and GP Development Corporation. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.30 Agreement and Plan of Merger dated October 30, 1997 between Kranzco Realty Trust, GP Development Corporation, the shareholders of GP Development Corporation and KR Atlanta, Inc. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.31 Mortgage Note for $6,700,000.00, dated as of October 5, 1990, from Holcomb Bridge Partners, L.P., a Georgia limited partnership ("Holcomb"), in favor of Allstate Life Insurance Company ("Allstate") (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.32 Modification of Mortgage Note, dated as of October 31, 1995, between Holcomb and Harris Trust and Savings Bank ("Harris Trust") (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.33 Deed to Secure Debt, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing ("Deed to Secure Debt") from Holcomb to Allstate, dated as of October 5, 1990 (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.5 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.34 Modification of Deed to Secure Debt between Holcomb and Harris Trust, dated as of October 31, 1995 (relating to Holcomb Bridge Crossing). (Incorporated by reference to Exhibit 2.6 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.35 Real Estate Note for $3,725,000.00, dated as of August 6, 1987, from West Stewarts Mill Associates, Ltd., a Georgia limited partnership ("West Stewarts"), in favor of Confederation Life Insurance Company, a mutual insurance company incorporated in Canada ("Confederation"), first amendment thereto dated as of November 27, 1987, second amendment thereto dated as of November 1, 1993, third amendment thereto dated as of November 1, 1993 and fourth amendment thereto dated as of February 21, 1995 (relating to Park Plaza). (Incorporated by reference to Exhibit 2.7 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.36 Deed to Secure Debt and Security Agreement between West Stewarts and Confederation,dated as of August 6, 1987, first amendment thereto dated as of November 27, 1987 and second amendment thereto dated as of November 1, 1993 (relating to Park Plaza). (Incorporated by reference to Exhibit 2.8 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.37 Escrow Agreement, dated as of November 1, 1993, between Confederation and West Stewarts. (Incorporated by reference to Exhibit 2.9 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.38 Promissory Note for $10,670,000.00, dated as of July 31, 1996, from Mableton Village Associates, L.L.C., a Georgia limited liability company ("Mableton Village"), in favor of Lehman Brothers Holdings, Inc. d/b/a Lehman Capital ("Lehman") (relating to The Village at Mableton). (Incorporated by reference to Exhibit 2.10 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.39 Deed to Secure Debt and Security Agreement, dated as of July 31, 1996, between Mableton Village and Lehman (relating to The Village at Mableton). (Incorporated by reference to Exhibit 2.11 of the Company's Current Report on Form 8-K dated November 25, 1997.)

10.40 Sales Contract dated June 26, 1998 by and among Kranzco Realty Trust, a Maryland real estate investment trust, and Europco Property Investors II, Ltd., a Georgia limited partnership; Europco Property Investors III, Ltd., a Georgia limited partnership; Europco Property Investors IV, Ltd., a Georgia limited partnership; Secured Properties Investors V, L.P., a Georgia limited partnership; Secured Properties Investors VIII, L.P., a Georgia limited partnership; Secured Properties Investors IX, L.P., a Georgia limited partnership; and Tifton Partners, L.P., a Georgia limited partnership. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated June 26, 1998, filed July 16, 1998.)

10.41 Fixed Rate Note, dated September 29, 1998, made by the Borrowers named therein in favor of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.42 Guaranty, dated as of September 29, 1998, made by and among Kranzco Realty Trust, for the benefit of Salomon Brothers Realty Corp. (Incorporated by reference to Exhibit 10.39 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.43 Form of Mortgage/Deed of Trust/Deed to secure Debt and Security Agreement, dated September 29, 1998, made by the Borrowers named therein for the benefit of Salomon Brothers Realty Corp. and filed in Florida, Georgia, Ohio, Tennessee, and Virginia with respect to Village Oaks, Pensacola, Florida; Vidalia Wal-Mart Center, Vidalia, Georgia; Summerville Wal-Mart Center, Summerville, Georgia; Tifton Corners, Tifton, Georgia; Douglasville Crossing, Douglasville, Georgia; Snellville Oaks, Snellville, Georgia; Pickaway Crossing, Circleville, Ohio; Meeting Square, Jefferson City, Tennessee; and Statler Crossing, Staunton, Virginia. (Incorporated by reference to Exhibit 10.40 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

10.44 Rights Agreement dated as of November 10, 1998 between Kranzco Realty Trust and First Union National Bank, as Rights Agent. The Rights Agreement includes as Exhibit A the form of Articles Supplementary for the Preferred Shares, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 12, 1998).

21 Subsidiaries of Kranzco Realty Trust.

23 Consent of Arthur Andersen LLP.

27 Financial Data schedule.

Exhibit 21.	Subsidiaries of Kranzco Realty Trust

		OWNERSHIP
SUBSIDIARY	DATE FORMED	PERCENTAGE	TYPE

KRT Property Holdings, Inc.	Nov-92	100%	MD corp
Parkway Plaza II Corp.	Nov-92	100%	MD corp
KR Trust One, Inc.	Jun-93	100%	MD corp
Lilac Connecticut Corp.	Nov-92	100%	CT corp.
Lilac New York Corp.	Nov-92	100%	NY corp.
KRT Union Corp.	Oct-96	100%	DE corp
KR Hillcrest Mall, Inc.	Jun-96	100%	NJ corp.
KR Collegetown, Inc.	Jun-96	100%	NJ corp.
KR Orange, Inc.	Jun-96	100%	CT corp.
KR Brookhaven, Inc.	Feb-97	100%	MS corp
KR Harrodsburg, Inc.	Feb-97	100%	KY corp
KR Minnetonka, Inc.	Feb-97	100%	MN corp.
Kranzco Raynham, Inc.	Feb-97	100%	MA corp.
KR Roseville, Inc.	Feb-97	100%	MN corp.
KR Tucson, Inc.	Feb-97	100%	AZ corp.
KR Bainbridge, Inc.	Feb-97	100%	GA corp.
KR Cary, Inc.	Feb-97	100%	NC corp.
KR Morganton, Inc.	Feb-97	100%	NC corp.
KR Columbia, Inc.	Feb-97	100%	SC corp.
KR Columbus, Inc.	Feb-97	100%	MS corp.
KR Flint, Inc.	Feb-97	100%	MI corp.
KR Livonia, Inc.	Feb-97	100%	MI corp.
KR Richmond, Inc.	Feb-97	100%	Va corp.
KR Spartanburg, Inc.	Feb-97	100%	SC corp.
KR Parkway Plaza I Corp.	Feb-97	100%	CT corp.
KR Wampanoag, Inc.	Feb-97	100%	RI corp.
KR Atlanta, Inc.	Nov-97	100%	GA corp.
KR Holcomb, Inc.	Nov-97	100%	GA corp.
KR Park Plaza, Inc.	Nov-97	100%	GA corp.
KR Tower, Inc.	Nov-97	100%	GA corp.
KR Mableton, Inc.	Nov-97	100%	GA corp.
KR Circleville, Inc.	Aug-98	100%	OH corp.
KR Douglasville, Inc.	Aug-98	100%	GA corp.
KR Pensacola, Inc.	Aug-98	100%	FL corp.
KR Pensacola II, Inc.	Dec-98	100%	FL corp.
KR Snellville, Inc.	Aug-98	100%	GA corp.
KR Staunton, Inc.	Aug-98	100%	VA corp.
KR Summerville, Inc.	Aug-98	100%	GA corp.
KR Tifton, Inc.	Aug-98	100%	GA corp.
KR Vidalia, Inc.	Aug-98	100%	GA corp.

KR Development, Inc.	May-97	100%	PA corp.
KR Development, L.P.	May-97	99%	PA ltd. partnership
(KR Development, Inc. is 1% General Partner in Limited Partnership)

KR Best Associates, Inc.	Sep-93	100%	PA corp.
KR Best Associates, L.P.	Sep-93	99%	PA ltd. partnership
(KR Best Associates, Inc. is 1% General Partner in Limited Partnership)

KR Street, Inc.	Sep-93	100%	PA corp.
KR Street Associates, L.P.	Sep-93	99%	PA ltd. partnership

(KR Street, Inc. is 1% General Partner in Limited Partnership)

KR MacArthur, Inc.	Sep-93	100%	PA corp.
KR MacArthur Associates, L.P.	Sep-93	99%	PA ltd. partnership

(KR MacArthur, Inc. is 1% General Partner in Limited Partnership)

KR Manchester, Inc.	Apr-94	100%	CT corp.

KR Suburban, Inc.	Jan-94	100%	NJ corp.
KR Suburban, LP	Jan-94	99%	NJ limited partnership
(KR Suburban, Inc. is 1% General Partner in Limited Partnership)

KR 69th Street, Inc.	Jan-94	100%	PA corp.
KR 69th Street, LP	Jan-94	99%	PA limited partnership

(KR 69th Street, Inc. is 1% General Partner in Limited Partnership)

KR Fox Run, Inc.	Jul-94	100%	MD corp.
Fox Run, Limited Partnership	Acquired 7/94	99%	AL limited partnership

(KR Fox Run, Inc. is 1% General Partner)

KR Marumsco, Inc.	Mar-95	100%	MD corp.
KR Marumsco II, Inc.	Apr-95	100%	MD corp.
(Note: KR Marumsco, Inc. owns 99% GP interest and KR Marumsco II, Inc. owns 1% GP interest in Marumsco-Jefferson Joint Venture, a VA general partnership - purchased by the two corps in 4/95)

KR Culpeper, Inc.	Mar-95	100%	MD corp.
KR Culpeper II, Inc.	Apr-95	100%	MD corp.
(Note: KR Culpeper, Inc. owns 99% GP interest and KR Culpeper II, Inc. owns 1% GP interest in Culpeper Shopping Center	Joint Venture, a MD general partnership - purchased by the two corps in 4/95)

KR Campus, Inc.	Mar-95	100%	MD corp.
KR Campus II, Inc.	Apr-95	100%	MD corp.
(Note: KR Campus, Inc. owns 99% GP interest and KR Campus II, Inc. owns 1% GP interest in Campus Village Shopping Center	Joint Venture, a MD general partnership - purchased by the two corps in 4/95)

KR Hillcrest, Inc.	Mar-95	100%	MD corp.
Hillcrest Plaza Limited Ptnrshp	Acquired 4/95	99% LP	MD limited partnership

(KR Hillcrest, Inc. is 1% general partner in Hillcrest Plaza Limited Partnership)

KR Coral Hills, Inc.	Mar-95	100%	MD corp.
Coral Hills Assoc.Limited Ptnrshp	Acquired 4/95	99% LP	MD limited partnership

(KR Coral Hills, Inc. is 1% general partner in Coral Hills Associates Limited Partnership)

KR Pilgrim, Inc	Jun-96	100%	PA corp.
KR Pilgrim, LP	Jun-96	99%	PA LP
(Note: KR Pilgrim, Inc. is 1% General Partner in limited partnership)

KR Bradford Mall, Inc.	Jun-96	100%	PA corp.
KR Bradford Mall, LP	Jun-96	99%	PA LP
(Note: KR Bradford, Inc. is 1% General Partner in limited partnership)

KR Valley Forge, Inc.	Jun-96	100%	PA corp.
KR Valley Forge, LP	Jun-96	99%	PA LP
(Note: KR Valley Froge, Inc. is 1% General Partner in limited partnership)

**KR Barn, Inc.	2/21/97	100%	PA corp.
KR Barn, L.P.	2/21/97	99%	PA LP
(Note: KR Barn, Inc. is 1% General Partner in limited partnership - ** NOTE THAT THIS ENTITY OWNS ONLY THE CINEMA PORTION OF THE BARN PROPERTY)

KR Jefferson City GP, Inc.	8/13/98	100%	TN corp.
(Note: KR Jefferson City GP (TN corp.), Inc. owns a 1% GP in KR Jefferson City, LP and KR Jefferson City LP, Inc. (DE corp.) owns a 99% LP in KR Jefferson City, LP)

KR Northpark, Inc.	Nov-97	100%	GA corp.
Northpark Associates, L.P. (Cobb)	Nov-97	95% of LP owned by corporate entity	GA LP

Exhibit 23. Consent of Arthur Andersen LLP

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated March 3, 2000 included in this Form 10-K, into the Company’s previously filed: Form S-3 Registration Statements File Nos. 33-75554 and 33-72076 and Form S-8 Registration Statements File Nos. 33-56990 and 33-94294.

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania

March 17, 2000

Exhibit 27. Financial Data schedule

<FISCAL-YEAR-END>	DEC-31-1999
<PERIOD-START>	JAN-01-1999
<PERIOD-END>	DEC-31-1999
<PERIOD-TYPE>	12-MOS
<CASH>	5,020,000
<SECURITIES>	0
<RECEIVABLES>	9,788,000
<ALLOWANCES>	2,204,000
<INVENTORY>	0
<CURRENT-ASSETS>	2,984,000
<PP&E>	584,261,000
<DEPRECIATION>	73,940,000
<TOTAL-ASSETS>	535,625,000
<CURRENT-LIABILITIES>	9,163,000
<BONDS>	353,208,000
<COMMON>	111,616,000
<PREFERRED-MANDATORY>	0
<PREFERRED>	60,088,000
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	535,625,000
<SALES>	0
<TOTAL-REVENUES>	78,637,000
<CGS>	0
<TOTAL-COSTS>	47,109,000
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	27,236,000
<INCOME-PRETAX>	0
<INCOME-TAX>	0
<INCOME-CONTINUING>	0
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	4,292,000
<EPS-PRIMARY>	0.41
<EPS-DILUTED>	0.41