Form 10-Q
period 2000-03-31
KRANZCO REALTY TRUST
filed 2000-05-12
CIK 889427

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

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

As of May 11, 2000, there were 10,566,632 Common Shares of Beneficial Interest, par value $0.01 per share, outstanding.

KRANZCO REALTY TRUST

QUARTERLY REPORT FOR THE PERIOD ENDED

MARCH 31, 2000

TABLE OF CONTENTS

Item No.	Item	Page

PART I

1	Financial Statements	1
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
3	Quantitative and Qualitative Disclosures About Market Risk	11

PART II

1	Legal Proceedings	12
2	Changes in Securities and Use of Proceeds	12
3	Defaults upon Senior Securities	12
4	Submission of Matters to a Vote of Security Holders	12
5	Other Information	12
6	Exhibits and Reports on Form 8-K	12

SIGNATURES		13

Item 1

Financial Statements

Kranzco Realty Trust and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2000	1999
	(Unaudited)
ASSETS:

Shopping center properties owned, at cost
Buildings and improvements	$441,959,000	$440,830,000
Land	143,431,000	143,431,000
	585,390,000	584,261,000

Less-accumulated depreciation	77,832,000	73,940,000
Total shopping center properties owned, at cost	507,558,000	510,321,000

Cash and cash equivalents	5,217,000	5,020,000
Restricted cash	2,187,000	1,853,000
Rents and other receivables, net of allowance of
$2,431,000 and $2,204,000, March 31, 2000 and December 31,1999	8,199,000	7,584,000
Prepaid expenses	2,753,000	2,984,000
Deferred financing costs, net of accumulated amortization of $2,021,000
and $1,812,000, March 31, 2000 and December 31,1999	1,437,000	1,645,000
Deferred costs, net of accumulated amortization of $1,217,000
and $1,613,000, March 31, 2000 and December 31,1999	3,227,000	3,108,000
Other assets	3,131,000	3,110,000

Total assets	$533,709,000	$535,625,000

LIABILITIES:

Mortgages and notes payable	$352,738,000	$353,208,000
Tenant security deposits	1,514,000	1,550,000
Accounts payable and accrued expenses	3,769,000	3,526,000
Other liabilities	626,000	585,000
Distributions payable	5,053,000	5,052,000

Total liabilities	363,700,000	363,921,000

COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 12)

BENEFICIARIES' EQUITY:

Preferred shares of beneficial interest, Series A-1, $0.01 par value; 11,155 shares,
March 31, 2000 and December 31,1999	1,000	1,000
Preferred shares of beneficial interest, Series B-1 and B-2, $0.01 par value; 1,183,277
shares, March 31, 2000 and December 31,1999	12,000	12,000
Preferred shares of beneficial interest, Series D, $0.01 par value; 1,800,000 shares,
March 31, 2000 and December 31,1999	18,000	18,000
Common shares of beneficial interest, $0.01 par value; authorized 100,000,000 shares; issued and outstanding, 10,566,746 and 10,562,832 as of March 31, 2000
and December 31, 1999, respectively	106,000	106,000
Capital in excess of par value	263,798,000	263,752,000
Cumulative net income available for common shareholders	43,609,000	41,977,000
Cumulative distributions on common shares of beneficial interest	(137,331,000)	(133,897,000)
	305,866,000	0
Unearned compensation on restricted shares of beneficial interest	(204,000)	(265,000)
Total beneficiaries' equity	305,662,000	(265,000)

Total liabilities and beneficiaries' equity	$669,362,000	$363,656,000

The accompanying notes are an integral part of these financial statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Operations

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2000	1999
	(Unaudited)	(Unaudited)
REVENUE:
Minimum rent	$15,016,000	$15,974,000
Percentage rent	140,000	394,000
Expense reimbursements	3,885,000	3,613,000
Interest income	80,000	86,000
Other	1,838,000	69,000

Total revenue	20,959,000	20,136,000

EXPENSES:
Interest	$6,880,000	$6,592,000
Depreciation and amortization	4,243,000	4,165,000
Real estate taxes	2,032,000	1,953,000
Operations and maintenance	3,272,000	2,924,000
General and administrative	932,000	1,060,000

Total expenses	17,359,000	16,694,000

NET INCOME	3,600,000	3,442,000

Preferred share distributions	1,968,000	1,939,000

NET INCOME FOR COMMON SHAREHOLDERS	$1,632,000	$1,503,000

Basic and Diluted Earnings per Common Share
of Beneficial Interest	$0.15	$0.14

The accompanying notes are an integral part of these financial statements.

Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows

	For the three	For the three
	months ending	months ending
	March 31,	March 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net income	$3,600,000	$3,442,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,243,000	4,165,000
Amortization of unearned compensation on restricted shares
of beneficial interest	61,000	45,000
Changes in assets and liabilities:
(Increase) decrease in-
Rents and other receivables	(615,000)	400,000
Prepaid expenses	231,000	(147,000)
Other assets	21,000	21,000
Increase (decrease) in-
Accounts payable and accrued expenses	243,000	471,000
Tenant security deposits	(36,000)	(3,000)
Other liabilities	41,000	143,000

Net cash provided by operating activities	7,789,000	8,537,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in shopping center properties	(1,129,000)	(2,060,000)
Decrease (increase) in other assets	(42,000)	426,000
Increase in accrued acquisition costs	0	(272,000)
Increase in restricted cash	(334,000)	(428,000)
Increase in deferred costs	(261,000)	(221,000)

Net cash used in investing activities	(1,766,000)	(2,555,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid on common shares of beneficial interest	(3,433,000)	(5,058,000)
Distributions paid on preferred shares of beneficial interest	(1,957,000)	(1,962,000)
Issuance of common shares of beneficial interest, net	35,000	23,000
Redemption of redeemable preferred shares	0	(445,000)
Proceeds of mortgages and notes payable	0	6,000,000
Repayments of mortgages and notes payable	(470,000)	(464,000)
Increase in deferred financing costs	(1,000)	(87,000)

Net cash used in financing activities	(5,826,000)	(1,993,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	197,000	3,989,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,020,000	2,913,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,217,000	$6,902,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accretion of discount on increasing rate preferred shares	$11,000	$17,000

The accompanying notes are an integral part of these financial statements.

Kranzco Realty Trust and Subsidiaries
Kranzco Realty Trust and Subsidiaries
Consolidated Statements of Beneficiaries' Equity
For the years ended December 31, 1999 and 1998
For the three months ended March 31, 2000
							Cumulative	Unearned
				Preferred		Cumulative	Distributions	Compensation
	Common		Preferred	Shares of		Net Income	on Common	on Restricted
	Shares of		Shares of	Beneficial	Capital	Available for	Shares of	Shares of
	Beneficial	Par	Beneficial	Interest	In Excess	Common	Beneficial	Beneficial
	Interest	Value	Interest	Par Value	of Par Value	Shareholders	Interest	Interest

BALANCE, JANUARY 1, 1998	10,415,427	$104,000	2,994,486	$31,000	$261,097,000	$33,806,000	($96,771,000)	($155,000)

Issuance of common shares	122,748	1,000	-	-	2,218,000	-	-	(241,000)
Forfeiture of common shares	(1,072)	-	-	-	(18,000)	-	-	-
Conversion of Series B-1 to common shares	-	-	(54)	-	(1,000)	-	-	-
Accretion of discount on preferred shares
of beneficial interest	-	-	-	-	74,000	(74,000)	-	-
Accretion of unearned compensation on
restricted shares of beneficial interest	-	-	-	-	-	-	-	153,000
Net income	-	-	-	-	-	11,863,000	-	-
Distributions on preferred shares	-	-	-	-	-	(7,910,000)	-	-
Distributions on common shares
of beneficial interest($1.92 per share)	-	-	-	-	-	-	(20,143,000)	-

BALANCE, DECEMBER 31, 1998	10,537,103	$105,000	2,994,432	$31,000	$263,370,000	$37,685,000	($116,914,000)	($243,000)

Issuance of common shares	26,151	1,000	-	-	339,000	-	-	(230,000)
Forfeiture of common shares	(422)	-	-	-	(8,000)	-	-	-
Accretion of discount on preferred shares
of beneficial interest	-	-	-	-	51,000	(51,000)	-	-
Accretion of unearned compensation on
restricted shares of beneficial interest	-	-	-	-	-	-	-	208,000
Net income	-	-	-	-	-	12,195,000	-	-
Distributions on preferred shares	-	-	-	-	-	(7,852,000)	-	-
Distributions on common shares
of beneficial interest($1.61 per share)	-	-	-	-	-	-	(16,983,000)	-

BALANCE, DECEMBER 31, 1999	10,562,832	$106,000	2,994,432	$31,000	$263,752,000	$41,977,000	($133,897,000)	($265,000)

Issuance of common shares	3,914	-	-	-	35,000	-	-	-
Accretion of discount on preferred shares
of beneficial interest	-	-	-	-	11,000	(11,000)	-	-
Accretion of unearned compensation on
restricted shares of beneficial interest	-	-	-	-	-	-	-	61,000
Net income	-	-	-	-	-	3,600,000	-	-
Distributions on preferred shares	-	-	-	-	-	(1,957,000)	-	-
Distributions on common shares
of beneficial interest($0.325 per share)	-	-	-	-	-	-	(3,434,000)	-

BALANCE, MARCH 31, 2000 (Unaudited)	10,566,746	$106,000	2,994,432	$31,000	$263,798,000	$43,609,000	($137,331,000)	($204,000)

The accompanying notes are an integral part of these financial statements.

ii.

KRANZCO REALTY TRUST AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000

1. BASIS OF PRESENTATION:

The financial statements are unaudited but reflect all adjustments which are necessary, in the opinion of management, to present fairly the results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and related notes contained in Kranzco Realty Trust and its subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1999. Results from any interim period are not necessarily indicative of the results for a full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business and Nature of Operations

Kranzco Realty Trust (a Maryland real estate investment trust) and its subsidiaries ("KRT" or the "Company") are engaged in the ownership, management, leasing, operation, acquisition, development, investment and disposition of neighborhood and community shopping centers and free-standing properties. In addition to its own properties, the Company may provide management services for shopping centers owned by third parties. As of March 31, 2000, the Company owned 62 properties in sixteen Northeastern, Southern and Mid-Atlantic states.

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

Earnings Per Share Data

Basic EPS is based on the weighted average number of common shares of beneficial interest outstanding. The Diluted EPS computations are adjusted to give effect to common share equivalents; specifically, common share options outstanding. The weighted average number of shares outstanding used in the Basic EPS and Diluted EPS computations were 10,566,762 and 10,538,795 as of March 31, 2000 and 1999, respectively. The Company's Series A-1 and B Preferred Shares and the Company's stock options were not included in the Diluted EPS calculation because their impact would be anti-dilutive based on current market prices.

On February 28, 2000, in accordance with the terms of the Articles Supplementary classifying the Series B-1 Preferred Shares of beneficial interest of the Company, each outstanding Series B-2 Preferred Share of beneficial interest of the Company automatically converted into one Series B-1 Preferred Share of beneficial interest of the Company. Following such conversion, there are 1,183,277 Series B-1 Preferred Shares of beneficial interest of the Company outstanding and no Series B-2 Preferred Shares of beneficial interest of the Company outstanding.

Statements of Cash Flows

Cash and cash equivalents include all cash and liquid investments with original maturities of three months or less, primarily consisting of money market accounts and government investments. Cash paid for interest was $6,940,000 and $6,861,000 for the three months ended March 31, 2000 and 1999, respectively.

New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for fiscal years beginning after June 15, 2000. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company does not currently have any derivative instruments or participate in any hedging activities, accordingly, SFAS 133 will not have an affect on the financial statements.

3. INDEBTEDNESS:

At March 31, 2000 and December 31, 1999, the Company had mortgages and notes payable outstanding of $352,738,000 and $353,208,000, respectively. Interest expense for the three months ending March 31, 2000 and 1999 in the accompanying statements of operations is shown net of capitalized interest of $63,000 and $265,000, respectively.

In 1996, the Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan"), at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The Mortgage Loan is secured by twenty seven shopping center properties (the "Mortgaged Properties"). The entire outstanding principal balance of the Mortgage Loan is due in June 2003. As a condition of the Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account as of March 31, 2000 was $537,000. All funds in the Capital and TI Reserve Account may be used by the Company to fund capital improvements, repairs, alterations, tenant improvements and leasing commissions at the Mortgaged Properties. The balance in the Capital and TI Reserve Account was $250,000 as of March 31, 2000.

In September 1998, the Company obtained a $65,900,000 million fixed rate mortgage from Salomon Brothers Realty Corp. This mortgage is secured by nine properties acquired in September, 1998. The mortgage bears a fixed interest rate of 7% per annum and requires monthly payments of interest and principal based on a 30-year amortization. The mortgage matures on October 1, 2008. The outstanding principal balance on the mortgage was approximately $65,031,000 as of March 31, 2000. Pursuant to the mortgage, the Company is required to make monthly escrow payments for the payment of real estate taxes, insurance, tenant improvements and repair reserves. The balance of the tenant improvement and repair reserve account as of March 31, 2000 was $644,000.

In addition, the Company has eleven mortgages outstanding as of March 31, 2000 which were assumed in connection with various acquisitions of certain shopping centers. These mortgages have maturity dates ranging from 2000 through 2009. Eight of the eleven mortgages assumed have fixed interest rates ranging from 7.75% to 9.375%. The outstanding principal balance on these mortgages at March 31, 2000 was approximately $45,886,000. Two mortgages have interest rates payable at a rate adjusted each year to equal the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. The outstanding principal balance on these mortgages at March 31, 2000 was approximately $6,805,000. The Company refinanced a $4,800,000 mortgage in the fourth quarter of 1999. This mortgage has an interest rate payable at the London Interbank Offering Rate ("LIBOR")plus 250 basis points and is due in December 2000.

In 1998, the Company increased its secured line of credit from Salomon Brothers Realty Corp. to $100 million from $50 million (the "Salomon Facility"). Amounts borrowed under the line bear interest at the one month LIBOR plus 175 basis points, which interest rate was 7.66% at March 31, 2000. As of March 31, 2000, there was $47,765,000 outstanding under this facility. The facility is secured by fifteen of the Company's shopping centers or portions thereof and the due date is July 2000. The Company has an option to extend the facility for an additional year subject to meeting certain requirements of the Salomon Facility documents. As a condition of the facility, the Company was required to establish a Repair Reserve Account for immediate and ongoing capital expenditure reserves and replacement reserves. The balance in the Repair Reserve Account was $448,000 as of March 31, 2000.

The Company has a $1.0 million unsecured line of credit from First Union National Bank. Amounts borrowed under the line will bear interest at that bank's prime rate, which was 9.00% at March 31, 2000. There was $750,000 of outstanding borrowings under this facility as of March 31, 2000 and the facility's expiration date was extended from April 2000 to July 2000. As of March 31, 2000, aggregate principal payments on all outstanding indebtedness are due, as follows:

2000         $ 60,939,000

2001            5,294,000

2002            4,371,000

2003          193,895,000

2004           15,497,000

Thereafter     72,742,000

             $352,738,000

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

4. DISTRIBUTIONS ON COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST:

On March 13, 2000, the Trustees declared a cash distribution of $0.325 per common share, payable to shareholders of record on March 30, 2000. The distribution of $3,434,000 was paid on April 21, 2000. On March 16, 1999, the Trustees declared a cash distribution of $0.48 per common share, payable to shareholders of record on March 26, 1999. The distribution of $5,059,000 was paid on April 21, 1999.

The Company accrued the quarterly distribution on the Series A-1 Preferred Shares of $167,000 and $160,000 as of March 31, 2000 and 1999, respectively. These distributions were paid on April 1, 2000 and 1999, respectively.

The Company accrued $585,000 and $561,000 of the distribution on the Series B Preferred Shares as of March 31, 2000 and 1999, respectively. The entire distribution of $721,000 was paid on April 20, 2000 and 1999, respectively.

The Company accrued $867,000 and $831,000 of the distribution on the Series D Preferred Shares as of March 31, 2000 and 1999, respectively. The entire distribution of $1,069,000 was paid on April 20, 2000 and 1999, respectively.

5. PROPOSED MERGER TRANSACTION:

In December 1999, the Company signed an Agreement and Plan of Reorganization and Merger with CV Reit, Inc. ("CV") to create a new community shopping center umbrella partnership real estate investment trust ("UPREIT") to be called Kramont Realty Trust. Terms of the merger call for shareholders of CV and the Company to each receive one common share of beneficial interest in Kramont Realty Trust for each outstanding common share of CV and the Company they hold on a tax-free basis. The merger agreement is subject to approval by shareholders of both companies and other customary conditions. The sprecial meetings of shareholders for both KRT and CV have been set for June 6, 2000. Kramont Realty Trust will consist of 84 properties encompassing approximately 11 million square feet in 16 states with an asset base of approximately $800 million. The merger agreement anticipates that the initial distribution policy of Kramont will provide for cash distributions at the annual rate of $1.30 per common share which will be equal to the current annual payout rate to the Company's shareholders. The Company anticipates the transaction being completed in June 2000.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, distributions and acquisitions (including the amount and nature thereof), the use of proceeds of offerings, expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those anticipated in the forward-looking statements. Risks and other factors that might cause such differences, some of which could be material, include, but are not limited to: the burden of the Company's substantial debt obligations; the necessity of future financings to repay the "balloon" payments required at the maturity of certain of the Company's debt obligations; the highly competitive nature of the real estate leasing market; adverse changes in the real estate markets including, among other things, competition with other companies; general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants and lease rents; financial condition and bankruptcy of tenants, including disaffirmance of leases by bankrupt tenants; the availability and terms of debt and equity financing; risks of real estate acquisition, expansion and renovation; lease-up delays; governmental actions and initiatives; environmental/safety requirements; and other changes and factors listed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under Item 1. Business and from time to time in the Company's reports filed with the Securities and Exchange Commission or otherwise publicly disseminated by the Company.

Liquidity and Capital Resources

At March 31, 2000 the Company had $5,217,000 of cash on hand. In addition to its cash reserve, unused capacity under credit facilities totaled $250,000 at March 31, 2000.

As of March 31, 2000, the Company had total mortgages and notes payable of $352,738,000 of which $292,617,000 bears interest at fixed rates ranging from 7.00% to 9.375%. The weighted average interest rate of all of the Company's mortgages and notes payable as of March 31, 2000 was 7.85%. As of March 31, 2000, the Company is required to make aggregate principal payments on all of its outstanding borrowings of $60,939,000 in 2000, $5,294,000 in 2001, $4,371,000 in 2002, $193,895,000 in 2003, $15,497,000 in 2004 and $72,742,000 in 2005 and thereafter. The Company has three balloon payments on debt obligations due in 2000. Two mortgages totalling $11 million collateralized by two properties are due in the fourth quarter of 2000. The Company intends to refinance the mortgages on these properties. The Salomon Facility, due in July 2000, will be extended at the Company's option, subject to meeting certain requirements of the Salomon Facility documents, if the proposed merger with CV Reit, Inc. is not consummated at that time.

In June 1996, the Company successfully completed the refinancing of substantially all of its variable rate debt and a portion of its fixed rate debt. The Company entered into a seven year, secured, fixed rate real estate mortgage loan in the principal amount of $181,700,000 (the "Mortgage Loan") at a weighted average interest rate of 7.96%, which is inclusive of trustee and servicer fees. The entire principal balance of the Mortgage Loan is due in June 2003. As a condition of the

Mortgage Loan, the Company was required to establish a Sinking Fund Account and a Capital and TI Reserve Account. The balance in the Sinking Fund Account was $537,000 as of March 31, 2000. The balance in the Capital and TI Reserve Account was $250,000 as of March 31, 2000.

In 1998, the Company partially funded the purchase of nine shopping center properties through a 10-year 7% fixed rate $65,900,000 mortgage with Salomon Brothers Realty Corp. As of March 31, 2000, the outstanding principal balance on this mortgage was $65,031,000.

As of March 31, 2000, the Company has three floating rate mortgages with principal outstanding of $11,605,000. The interest rate on two of the mortgages is equal to the sum of Moody's A Corporate Bond Index Daily Rate minus 0.125% per annum, rounded up to the next highest 1/8 percentage rate. The rates are reset once a year. As of March 31, 2000, the rates of these two mortgages were 8.000% and 7.125%. The Company refinanced a $4,800,000 mortgage in the fourth quarter of 1999. This mortgage has an interest rate payable at the London Interbank Offering Rate ("LIBOR") plus 250 basis points, which was 8.489% as of March 31, 2000, and is due in December 2000.

In 1998, the Company doubled its secured first mortgage loan facility from $50 million to up to $100 million from Salomon Brothers Realty Corp. (the "Salomon Facility"). The maturity of the Salomon Facility was extended two years to July 2000, with an option for a one-year extension, subject to meeting certain requirements of the Salomon Facility documents. Fifteen of the Company's shopping centers or portions thereof secure the mortgage loan facility. Amounts borrowed under the Salomon Facility bear interest at the one-month LIBOR plus 175 basis points, which was 7.66% as of March 31, 2000. The Salomon Facility requires the following covenants be met: consolidated equity will not fall below $150 million; consolidated income available for debt service will not be less than 1.75 to 1.0; and debt to market cap will not be above 70%. The Company is in compliance with these covenants. There was $47,765,000 of outstanding borrowings under this facility as of March 31, 2000. The proceeds of the Salomon Facility were used by the Company for funding property acquisitions, general corporate purposes and capital needs.

The Company obtained a $1.0 million unsecured line of credit from First Union National Bank, N.A. Amounts borrowed under the line will bear interest at the bank's prime rate, which was 9.00% at March 30, 2000. The facility was extended through July 2000 and there were $750,000 of borrowings outstanding under this facility as of March 31, 2000.

In December 1999, the Company signed an Agreement and Plan of Reorganization and Merger to merge operations with CV Reit, Inc. ("CV") to create a new community shopping center umbrella partnership real estate investment trust ("UPREIT") to be called Kramont Realty Trust. Terms of the merger call for shareholders of CV and Kranzco to each receive one common share of beneficial interest in Kramont Realty Trust for each outstanding common share of CV and Kranzco they hold on a tax-free basis. The merger agreement is subject to approval by shareholders of both companies and other customary conditions. Kramont Realty Trust will consist of 84 properties encompassing approximately 11 million square feet in 16 states with an asset base valued by the Company of approximately $800 million. The merger agreement anticipates that the initial cash distributions of Kramont will be at an annual rate of $1.30 per common share which is equal to the current annual payout rate to the Company's shareholders. The Company and CV have set a date for their shareholder vote for the merger on June 6, 2000.

The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, which reflects NAREIT's clarifications related to the presentation of funds from operations. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and is not necessarily indicative as a measure of liquidity of the Company. Funds from operations should not be construed as an alternative to net income as defined by generally accepted accounting principles as an indicator of the Company's operating performance. Funds from operations for common shareholders increased $165,000 or 3% from $5,501,000 for the first quarter of 1999 to $5,666,000 for the first quarter of 2000.

The Company has several tenants who are operating under Chapter 11 of the United States Bankruptcy Code. These tenants continue to pay current rent and operate their stores under Chapter 11 and are individually less than 1% and in the aggregate approximately 1.7% of the Company's annual revenues. The Company believes that it is adequately reserved for these tenants.

During the three months ended March 31, 2000, the Company invested approximately $1,129,000 in the expansion and improvement of existing shopping center properties. The Company expects to meet its short-term liquidity requirements through net cash flow provided from operations, existing cash, long-term or short-term borrowings and the Capital and TI Reserve account. The Capital and TI Reserve account may be utilized by the Company for the funding of costs related to capital improvements, repairs, alterations, tenant improvements and leasing commissions in the centers secured by the Mortgage Loan. To meet its long-term liquidity requirements, such as refinancing its balloon mortgages, financing acquisitions and major capital improvements, the Company intends to either utilize long-term borrowings, issue debt securities and/or issue additional equity securities.

Management believes it has adequate access to capital to continue to meet its short-term and long-term requirements and objectives.

Results of Operations

Net income for common shareholders increased $129,000, or 9%, from $1,503,000 or $0.14 per common share in the first quarter of 1999 to $1,632,000 or $0.15 per common share in the first quarter of 2000. This increase was due to a combination of factors as described in further detail below.

Minimum rent decreased $958,000, or 6%, from $15,974,000 in the first quarter of 1999 to $15,016,000 in the first quarter of 2000. The decrease was primarily due to the minimum rents lost for centers sold in 1999 of approximately $285,000, rent lost of approximately $203,000 for the closed Caldor at the Bristol Commerce Shopping Center, and approximately $200,000 of rent lost at the Company's Valley Fair Shopping Center due to the closed Filene's and MedMax stores. The Company replaced Caldor at Bristol with Ames Department Stores, Inc. which commenced the payment of rent at the end of March 2000. The Company is currently in discussions with replacement tenants for the Valley Fair center.

Percentage rent decreased $254,000, or 64%, from $394,000 in the first quarter of 1999 to $140,000 in the first quarter of 2000. The decrease is due to a change in accounting rules in which the Company may only recognize contingent rent on an accrual basis after the respective tenants have reached their sales thresholds.

Other revenue increased $1,769,000 from $69,000 in the first quarter of 1999 to $1,838,000 in the first quarter of 2000. The increase was due to two lease termination payments totalling $1,795,000 received by the Company in the first quarter of 2000. The tenants, Pathmark Stores and Toys R Us, terminated their leases at the Company's Parkway Plaza II shopping center after a fire in 1999 severely damaged their leased premises.

Expense reimbursements increased $272,000, or 8%, from $3,613,000 in the first quarter of 1999 to $3,885,000 in the first quarter of 2000. The increase was due to an increase in the common area maintenance costs and real estate tax billing amounts in the first quarter of 2000. This increase is a direct correlation to the increase in the related billable expenses for the period.

Interest expense increased $288,000, or 4%, from $6,592,000 in the first quarter of 1999 to $6,880,000 in the first quarter of 2000. The increase is primarily due to the reduction of capitalized interest on projects under construction and land under development. The Company capitalized $265,000 and $63,000 for the first quarter of 1999 and 2000, respectively. The Company was also affected by the rise in interest rates throughout the first quarter of 2000 as compared to the prevailing rates in the first quarter of 1999, which directly impacts the Company's interest expense on its variable rate debt.

Real estate taxes increased $79,000, or 4%, from $1,953,000 in the first quarter of 1999 to $2,032,000 in the first quarter of 2000. The increase was primarily due to an increase in the annual bills from the taxing authorities for certain centers. The increase was offset by the capitalization of real estate taxes on projects under construction and land under development in the amount of $31,000 and $10,000 for the first quarter of 1999 and 2000, respectively.

Operations and maintenance expenses increased $348,000, or 12%, from $2,924,000 in the first quarter of 1999 to $3,272,000 in the first quarter of 2000. The operations and maintenance increase was primarily attributable to an increase in snow removal costs of approximately $315,000 in 2000. In 1999, the Company experienced lower costs as a result of the mild winter experienced at the Company's centers.

General and administrative expenses decreased $128,000, or 12%, from $1,060,000 in the first quarter of 1999 to $932,000 in the first quarter of 2000. The decrease is primarily due to a decrease in professional fees over the prior year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary exposure to market risk is to changes in interest rates. The Company has both fixed and variable rate debt. The Company has $352,738,000 of debt outstanding as of March 31, 2000 of which 83% has been borrowed at fixed rates ranging from 7.00% to 9.375%, with maturities through 2009. As these debt instruments mature, the Company typically refinances such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Changes in interest rates have different impacts on the fixed and variable rate portions of the Company's debt portfolio. A change in interest rates on the fixed debt impacts the net market value of the debt but has no impact on interest incurred or cash flows. Interest rate changes on variable debt impacts the interest incurred and cash flows but does not impact the net market value of the debt instrument.

To illustrate the risk inherent with a change in interest rates, a sensitivity analysis assuming a 100 basis point move in interest rates from their actual levels at March 31, 2000 with all other variables held constant was estimated by the Company. As of March 31, 2000, a 100 basis point increase in market interest rates would result in a decrease in the net market value of the fixed debt portfolio of approximately $8,860,000 and a 100 basis point decrease in market interest rates would result in an increase in the net market value of the debt portfolio of approximately $4,290,000.

Based on the variable rate debt of the Company as of March 31, 2000, a 100 basis point increase in interest rates would result in an additional $601,000 in interest incurred per year and a 100 basis point decline would lower interest incurred by $601,000 per year.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

On February 28, 2000, in accordance with the terms of the Articles Supplementary classifying the Series B-1 Preferred Shares of beneficial interest of the Company, each outstanding Series B-2 Preferred Share of beneficial interest of the Company automatically converted into one Series B-1 Preferred Share of beneficial interest of the Company. Following such conversion, there are 1,183,277 Series B-1 Preferred Shares of beneficial interest of the Company outstanding and no Series B-2 Preferred Shares of beneficial interest of the Company outstanding.

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

KRANZCO REALTY TRUST

Date: May 11, 2000

/S/ Norman M. Kranzdorf

Chief Executive Officer and President

Date:May 11, 2000

/S/Robert H. Dennis

Chief Financial Officer and Treasurer